Form 10-Q
period 1995-09-30
SHOPSMITH INC
filed 1995-11-09
CIK 89925

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549


                  Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934


        For the quarter ended--            Commission File Number 0-9318
           September 30, 1995

                            SHOPSMITH, INC.
                          (Name of Registrant)

        Ohio                                       31-0811466
        (State of Incorporation)                  (IRS Employer
                                              Identification Number

        6530 Poe Avenue                       45414
        Dayton, Ohio                         (Zip Code)
        (Address of Principal
        Executive Offices)

        Registrant's Telephone 513-898-6070

          Not Applicable
        Former name, former address and former fiscal year, if changed since last report

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes  X       No ____

        Indicate the number of shares outstanding of each of the registrant's classes of common stock as of September 30, 1995.

        Common shares, without par value:  2,656,166 shares.

                       SHOPSMITH, INC. AND SUBSIDIARIES

                                  INDEX


                                                                 Page No.
        Part I.  Financial Information:

          Item 1.  Financial Statements

             Consolidated Balance Sheets -
              September 30, 1995 and April 1, 1995                  3-4

             Statements of Consolidated Operations and
              Accumulated Deficit- Three and Six Months
              Ended September 30, 1995 and October 1, 1994           5

             Consolidated Statements of Cash Flows
              Six Months Ended September 30, 1995 and
              October 1, 1994                                        6

             Notes to Financial Statements                         7-8

          Item 2.  Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                                 9-11


        Part II.  Other Information                                 12






                           PART I.  FINANCIAL INFORMATION

        Item 1.  Financial Statements.

                          SHOPSMITH, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS


                                                 September 30,     April 1,
               ASSETS                                1995            1995
        Current assets:
          Cash.............................      $    56,609    $   360,915
          Restricted cash..................          306,790        350,249
          Short-term investments...........             --          741,959
          Notes and accounts receivable:
            Trade - less allowance for
              doubtful accounts; $120,987
              at September 1 and $94,728 at
              April 1......................          549,886        451,662
          Inventories......................        1,638,605      1,734,167
          Deferred taxes...................          136,000           --
          Prepaid expenses.................          244,604        160,233
                 Total current assets......        2,932,494      3,799,185

        Property:
          Machinery, equipment & tooling...        6,708,871      6,676,156
          Leasehold improvements...........          189,265        189,265
                 Total.....................        6,898,136      6,865,421
          Less accumulated depreciation
            and amortization...............        6,357,617      6,252,420
                 Property - net............          540,519        613,001

        Deferred income taxes...............         471,000           --

        Other assets.......................            3,158          3,158

                 Total.....................      $ 3,947,171    $ 4,415,344




                    See notes to financial statements.






                        SHOPSMITH, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                                  September 30,      April 1,
       LIABILITIES AND SHAREHOLDERS' EQUITY          1995              1995
        Current liabilities:
          Accounts payable....................   $ 1,144,232    $ 2,423,643
          Term note, current..................        62,158         60,027
          Capital lease obligations -
            current...........................        14,295         13,443
          Customer advances...................        81,473         88,448
          Accrued liabilities:
            Compensation and related
              accounts........................       370,582        775,355
            Sales tax payable.................       125,925        138,975
            Reserve for restructuring.........       213,174        294,229
            Other.............................       936,661        922,899
              Total current liabilities.......     2,948,500      4,717,019

        Accounts payable, less current portion          --          496,649
        Term note, less current portion              389,874        421,494
        Capital lease obligations less
          current portion.....................          --            4,881

              Total liabilities...............     3,338,374      5,640,043


        Shareholders' equity:
          Preferred shares - without par
            value; authorized 500,000.........          --             --
          Common shares - without par value;
            authorized 5,000,000; outstanding
            2,656,166 at September 1 and
            2,654,566 at April 1..............     2,980,936      2,978,460
          Accumulated deficit.................    (2,372,139)    (4,203,159)
              Total shareholders' equity
                (deficit).....................       608,797     (1,224,699)

              Total...........................   $ 3,947,171    $ 4,415,344






                   See notes to financial statements.





                          SHOPSMITH, INC. AND SUBSIDIARIES
        STATEMENTS OF CONSOLIDATED OPERATIONS AND ACCUMULATED DEFICIT
                             Three Months Ended         Six Months Ended
                        September 30,   October 1,  September 30,   October 1,
                             1995         1994          1995          1994
Net sales............... $ 3,686,689  $ 3,463,388   $ 6,836,415   $ 6,774,046
Cost of products sold...   1,826,166    1,933,336     3,468,786     3,741,387
Gross profit............   1,860,523    1,530,052     3,367,629     3,032,659

Selling expenses........     785,853      738,970     1,575,145     1,751,951
Administrative expenses.     635,923      486,597     1,176,084       920,888
   Total selling and
     administrative
     expenses...........   1,421,776    1,225,567     2,751,229     2,672,839

Income from operations..     438,747      304,485       616,400       359,820
Interest expense........     (13,524)     (38,490)      (13,517)      (78,796)
Other income (exp)- net.       3,898         (735)        8,525        23,585
Income before income
  taxes and extra-
  ordinary item.........     429,121      265,260       611,408       304,609


Income tax benefit......     607,000         --         607,000          --

Income before
  extraordinary item....   1,036,121      265,260     1,218,408       304,609

Extraordinary item-
  gain from extinguish-
  ment of debt                  --           --         612,612          --

Net income..............   1,036,121      265,260     1,831,020       304,609

Accumulated (deficit):
  Beginning of period...  (3,408,260)  (5,584,557)   (4,203,159)   (5,623,906)
  End of period......... $(2,372,139) $(5 319,297)  $(2,372,139)  $(5,319,297)

Weighted average number
  of common shares
  outstanding...........
  (Note 6)..............   2,678,870    2,498,492     2,678,403     2,448,368

Income per common share:
  Before extraordinary
    item................ $       .39  $       .11   $       .45   $       .12

  Extraordinary item...  $       --   $       --    $       .23   $       --

  Net income............ $       .39  $       .11   $       .68   $       .12

                       See notes to financial statements.





                           SHOPSMITH, INC. & SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       Six Months Ended
                                                  September 30,   October 1,
                                                       1995          1994
        Cash flows from operating activities:
          Net income............................   $1,831,020    $  304,609
          Adjustments to reconcile net
            income to cash provided by
            (required for) operating activities:
              Provision for doubtful accounts...       93,779        60,112
              Loss on disposal of properties....         --           2,985
              Depreciation & amortization.......      105,197       185,188
              Deferred income taxes.............     (607,000)         --
              Gain on extinguishment of debt....     (612,612)         --
              Cash provided by (required for)
                changes in assets & liabilities:
                  Restricted cash...............       43,459       (48,714)
                  Accounts receivable...........     (108,226)     (164,185)
                  Inventories...................       95,562     1,912,789
                  Other current assets..........      (84,371)      217,340
                  Other assets..................         --          25,899
                  Accounts payable & customer
                    advances....................     (673,774)     (256,929)
                  Other current liabilities.....     (568,893)   (1,262,841)
        Cash provided by (used in)
          operating activities..................     (485,859)      976,253

        Cash flows from investing activities:
          Short-term investments................      741,959          --
          Proceeds from sale of property........                      3,500
          Property additions....................      (32,715)     (213,697)
              Cash provided by (used in)
                investing activities............      709,244      (210,197)

        Cash flows from financing activities:
          Common shares issued..................        2,476       152,741
          Decrease in term loan.................      (29,489)     (111,524)
          Decrease in accounts payable long-term     (496,649)     (484,892)
          Decrease in capital leases............       (4,029)     (708,267)
              Cash used in financing
                activities......................     (527,691)   (1,151,942)

        Net decrease in cash....................     (304,306)     (385,886)

        Cash at beginning of period.............      360,915       560,570

        Cash at end of period...................   $   56,609    $  174,684

                      See notes to financial statements.

                       SHOPSMITH, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

        1. In the opinion of management, all adjustments (consisting of only normal and recurring items) have been made as of September 30, 1995 and October 1, 1994 to present the financial statements fairly. However, the results of operations for the three and six months then ended are not necessarily indicative of results for the fiscal year. The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the annual financial statements. The financial statements accompanying this report should be read in conjunction with the financial statements and notes thereto included in the Annual Report to Shareholders for the year ended April 1, 1995.

        2.  The provision for income taxes is as follows:

                           Three Months Ended           Six Months Ended
                       Sept 30, 1995  Oct 1, 1994   Sept 30, 1995  Oct 1, 1994
  Income before extra-
   ordinary item        $  429,171    $  265,260     $  611,408    $  304,609

  Provision at stat-
   utory rate of 34%       146,000        90,000        208,000       104,000

  Change in valuation     (753,000)      (90,000)      (815,000)     (104,000)
   allowance

        Net             $ (607,000)         --         (607,000)         --

  Extraordinary item                                    612,612

  Provision at stat-
   utory rate of 34%                                    208,000

  Change in valuation
   allowance                                           (208,000)

        Net                                          $     --

            The change to the valuation allowance for all the periods presented represents the realization of tax benefits of temporary differences which reversed during the respective periods except for $607,000 of the change in the three and six months ended September 30, 1995. This decrease in the valuation allowance resulted from the Company's reevaluation of the realizability of future income tax benefits because of its continued profitability. Specifically the Company has been profitable from continuing operations for the past 18 months and has considerably exceeded budget estimates during this period. It estimates that this profit trend will continue through the near future. Therefore it believes that it is now more likely than not that it will realize approximately the $607,000 of the tax benefits previously part of the valuation allowance. If the Company is unable to generate sufficient taxable income in the future through operating results, increases in the valuation allowance will be required through a charge to expense. However if it achieves sufficient profitability to utilize a greater portion of the deferred tax asset, the valuation allowance will be reduced through a credit to income.

        3. Certain amounts in the 1994 financial statements were reclassified to conform to the 1995 presentation.

Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

        Results of Operations

        Net sales in the quarter ended September 30, 1995 were $3,687,000, up 6.4% from $3,463,000 in the same period a year ago. For the six months to date, net sales, at $6,836,000, were up 0.9% from that same period a year prior. These increases were due primarily to increases in sales from the Company's demonstration sales efforts coupled with better coordination between the sales and production function. This latter development enabled the Company to quickly fulfill a much larger percentage of orders resulting in fewer shipments being deferred until later periods. When compared with the first six months of last year, mail order sales declined during the same period of the current year.

        Increased sales from higher-margin selling channels and sales price increases caused gross margins to increase from 44.2% and 44.8% of net sales in the second quarter and first six months of last year to 50.5% and 49.3% in the same periods this year.

        Selling and administrative costs were up 16.0% and 2.9% from the second quarter and first half, respectively, of last year to $1,422,000 and $2,751,000 in the same respective periods in the current year. As a percent of net sales, these costs increased from 35.4% in the first three months and 39.5% in the first half of last year to 38.6% and 40.2% in the same respective periods in the current year. Increases were caused by higher advertising costs plus increased incentive pay accruals resulting from improved Corporate earnings.

        Reduced current-year borrowing and investment of idle funds caused net interest costs to fall from the same period last year by 64.9% to $14,000 in the current second quarter and by 82.8%, also to $14,000, in the first half of the current year.

        The changes (see Note 2) to the deferred income tax valuation allowance for all the periods presented represents the realization of tax benefits of temporary differences which reversed during the respective periods except for $607,000 of the change in the three months ended September 30, 1995. This decrease in the valuation allowance resulted from the Company's reevaluation of the realizability of future income tax benefits because of its continued profitability. Specifically the Company has been profitable from continuing operations for the past 18 months and has considerably exceeded budget estimates during this period. It estimates that this profit trend will continue through the near future. Therefore it believes that it is now more likely than not that it will realize approximately the $607,000 of the tax benefits previously part of the valuation allowance. If the Company is unable to generate sufficient taxable income in the future through operating results, increases in the valuation allowance will be required through a charge to expense. However if it achieves sufficient profitability to utilize a greater portion of the deferred tax asset, the valuation allowance will be reduced through a credit to income.

        As was discussed in the quarterly report for the first quarter of the current year, the Company availed itself in that period of an early payment discount feature of a voluntary payment plan that was approved by affected creditors in June 1994. The discount amounted to $613,000 or $.23 per share and was recorded as an extraordinary item.

        Because of the above, net income of $1,036,000 or $.39 per share was earned in the quarter and net income of $1,831,000 or $.68 per share was earned for the first half of the current year. The above results compare to net income of $265,000 or $.11 per share in the quarter ended October 1, 1994 and $305,000 or $.12 per share in the six months ended on that date.

        Liquidity and Capital Resources

        Operations used $486,000 of cash in the six months ended September 30, 1995. In that period, net income, adjusted for non-cash items, provided cash of $810,000 while $1,243,000 of cash was used to reduce accounts payable, both in connection with the early payment discount provision of a voluntary vendor payment plan which was discussed earlier and due to normal seasonal fluctuations, as well as to reduce other current liabilities. In the six months ended October 1, 1994, operations provided cash of $976,000, principally through inventory reduction. Property additions were $32,700 for the first half of the current year as compared to $214,000 in the first half of the prior year. In the first half of the current year, $742,000 was provided by the liquidation of short-term investments.

        $485,000 was used to reduce long-term payables in the first half last year. Long-term payables were reduced by $497,000 during the first six months of the current fiscal year because of the satisfaction, during that period, of amounts due to creditors involved in the voluntary payment plan which is discussed above.

        During fiscal 1994, the Company negotiated an early termination agreement for computer systems which had serviced its discontinued retail operations. This agreement provided for the return of the equipment to the lessor and a $610,000 obligation by the Company to the lessor. A $100,000 initial payment was made on this obligation with the remainder payable in equal monthly installments of $7,654, beginning in December 1994, with interest at 7% per annum. The principal balance remaining at December 1, 1996 is due at that date.

        The agreement also contains an early payment discount feature whereby if the Company is able to make an unscheduled lump-sum payment of approximately $294,000 in November 1995, the then remaining $158,000 balance of the obligation will be forgiven. Management intends to make this unscheduled payment.

        Net income during the first half increased the Company's net worth to a positive $609,000 resulting in a debt to net worth ratio of 5.48 to 1. Because of the Company's negative net worth at the end of the first half of the prior fiscal year as well as at the end of fiscal 1995, measurement of the debt to equity ratio at those dates is not relevant. Profitability caused working capital to improve to a negative $16,000 at September 30, 1995 from a negative $918,000 at April 1, 1995 and a negative $1,743,000 at October 1, 1994. The resulting current ratio improved to 0.99 at September 30, 1995 from 0.81 April 1, 1995 and 0.68 at October 1, 1994.


        No amount was outstanding under the revolving bank line of credit at September 30, 1995. Management believes financial resources will be adequate to meet operating needs.

                         PART II.  OTHER INFORMATION

        ITEMS 1-3   Not applicable during this reporting period.

        ITEM 4 The Company held its Annual Meeting of Shareholders on July 26, 1995. At the meeting, shareholders (i) elected Messrs. Robert L. Folkerth, John L. Schaefer, Brady L. Skinner and Richard L. Snell as directors of the Company; (ii) approved the appointment of Crowe, Chizek and Company as independent public accountants for the Company; and
                    (iii) adopted the 1995 Stock Option Plan. Vote tabulations were as follows:

                                                                   Broker
    Issue                       For        Against    Abstain     Non-votes

    Election of Directors:
        Robert L. Folkerth    1,810,587        --      42,549         N/A
        John L. Schaefer      1,815,214        --      37,923         N/A
        Brady L. Skinner      1,814,464        --      38,673         N/A
        Richard L. Snell      1,814,814        --      38,323         N/A

    Appointment of Crowe,
      Chizek and Company      1,835,286      4,390      9,402         N/A

    1995 Stock Option Plan    1,329,030     88,003     18,170      417,643

    Directors continuing in office were John R. Folkerth; J. Michael Herr and Edward A Nicholson.

        ITEM 5      Not applicable during this reporting period.

        ITEM 6      Not applicable.



                                 SIGNATURES

                  Pursuant to the requirements of the Securities
        Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SHOPSMITH, INC.



                                    By /s/William C. Becker
                                          William C. Becker
                                          Vice President of Finance and
                                          Treasurer (Principal Financial
                                          and Accounting Officer)

        Date:  November 9, 1995