Form 10-Q
period 1995-12-30
SHOPSMITH INC
filed 1996-02-08
CIK 89925

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549


                  Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934


        For the quarter ended--            Commission File Number 0-9318
           December 30, 1995

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

                                     Yes  X       No ____

        Indicate the number of shares outstanding of each of the registrant's classes of common stock as of December 30, 1995.

        Common shares, without par value:  2,657,775 shares.

                       SHOPSMITH, INC. AND SUBSIDIARIES

                                  INDEX


                                                                 Page No.
        Part I.  Financial Information:

          Item 1.  Financial Statements

             Consolidated Balance Sheets -
              December 30, 1995 and April 1, 1995                  3-4

             Statements of Consolidated Operations and
              Accumulated Deficit- Three and Nine months
              Ended December 30, 1995 and December 31, 1994          5

             Consolidated Statements of Cash Flows
              Nine months Ended December 30, 1995 and
              December 31, 1994                                      6

             Notes to Financial Statements                         7-8

          Item 2.  Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                                 9-11


        Part II.  Other Information                                 12








                           PART I.  FINANCIAL INFORMATION

        Item 1.  Financial Statements.

                          SHOPSMITH, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                                                 December 30,     April 1,
               ASSETS                                1995            1995
        Current assets:
          Cash.............................      $     2,225    $   360,915
          Restricted cash..................          356,652        350,249
          Short-term investments...........               --        741,959
          Notes and accounts receivable:
            Trade - less allowance for
              doubtful accounts; $121,971
              at December 30 and $94,728 at
              April 1......................          331,646        451,662
          Inventories......................        1,876,620      1,734,167
          Deferred taxes...................          136,000             --
          Prepaid expenses.................          287,892        160,233
                 Total current assets......        2,991,035      3,799,185

        Property:
          Machinery, equipment & tooling...        6,831,468      6,676,156
          Leasehold improvements...........          189,265        189,265
                 Total.....................        7,020,733      6,865,421
          Less accumulated depreciation
            and amortization...............        6,412,379      6,252,420
                 Property - net............          608,354        613,001

        Deferred income taxes...............         471,000             --

        Other assets.......................            3,158          3,158

                 Total.....................      $ 4,073,547    $ 4,415,344




                    See notes to financial statements.





                        SHOPSMITH, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                                  December 30,      April 1,
       LIABILITIES AND SHAREHOLDERS' EQUITY          1995              1995
        Current liabilities:
          Accounts payable....................   $ 1,097,844    $ 2,423,643
          Term note, current (Note 3).........            --         60,027
          Capital lease obligations -
            current...........................         9,661         13,443
          Customer advances...................        79,534         88,448
          Accrued liabilities:
            Compensation and related
              accounts........................       391,669        775,355
            Sales tax payable.................       103,920        138,975
            Reserve for restructuring.........       251,397        294,229
            Other.............................     1,031,166        922,899
              Total current liabilities.......     2,965,191      4,717,019

        Accounts payable, less current portion            --        496,649
        Term note, less current portion
          (Note 3)............................            --        421,494
        Capital lease obligations less
          current portion.....................            --          4,881

              Total liabilities...............     2,965,191      5,640,043


        Shareholders' equity:
          Preferred shares - without par
            value; authorized 500,000.........            --             --
          Common shares - without par value;
            authorized 5,000,000; outstanding
            2,657,775 at December 30 and
            2,654,566 at April 1..............     2,982,510      2,978,460
          Accumulated deficit.................    (1,874,154)    (4,203,159)
              Total shareholders' equity
                (deficit).....................     1,108,356     (1,224,699)

              Total...........................   $ 4,073,547    $ 4,415,344






                   See notes to financial statements.






                          SHOPSMITH, INC. AND SUBSIDIARIES
        STATEMENTS OF CONSOLIDATED OPERATIONS AND ACCUMULATED DEFICIT
                             Three Months Ended         Nine Months Ended
                        December 30,  December 31,  December 30,  December 31,
                             1995         1994          1995          1994
Net sales............... $ 4,774,214  $ 5,028,163   $11,610,629   $11,802,209
Cost of products sold...   2,333,611    2,696,326     5,802,397     6,437,713
Gross profit............   2,440,603    2,331,837     5,808,232     5,364,496

Selling expenses........   1,410,813      990,787     2,985,958     2,742,738
Administrative expenses.     704,551      669,743     1,880,635     1,590,631
   Total selling and
     administrative
     expenses...........   2,115,364    1,660,530     4,866,593     4,333,369

Income from operations..     325,239      671,307       941,639     1,031,127
Interest income
   (expense)............       3,551      (23,974)       (9,966)     (102,770)
Other income (exp)- net.      10,984       31,270        19,508        54,855
Income before income
  taxes and extra-
  ordinary item.........     339,774      678,603       951,181       983,212


Income tax benefit......          --           --       607,000            --

Income before
  extraordinary item....     339,774      678,603     1,558,181       983,212

Extraordinary item-
  gain from extinguish-
  ment of debt (Note 3).     158,211           --       770,824            --

Net income..............     497,985      678,603     2,329,005       983,212

Accumulated deficit:
  Beginning of period...  (2,372,139)  (5,319,297)   (4,203,159)   (5,623,906)
  End of period......... $(1,874,154) $(4,640,694)  $(1,874,154)  $(4,640,694)

Weighted average number
  of common shares
  outstanding
  (Note 6)..............   2,691,584    2,649,733     2,690,626     2,515,490

Income per common share:
  Before extraordinary
    item................ $       .13  $       .26   $       .58   $       .39

  Extraordinary item...  $       .06  $        --   $       .29   $        --

  Net income............ $       .19  $       .26   $       .87   $       .39

                       See notes to financial statements.






                           SHOPSMITH, INC. & SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       Nine Months Ended
                                                  December 30,   December 31,
                                                       1995          1994
        Cash flows from operating activities:
          Net income............................   $2,329,005    $  983,212
          Adjustments to reconcile net
            income to cash provided by
            (required for) operating activities:
              Provision for doubtful accounts...      176,159        88,099
              Loss on disposal of properties....           --         2,985
              Depreciation & amortization.......      159,959       253,207
              Deferred income taxes.............     (607,000)           --
              Gain on extinguishment of debt....     (770,824)           --
              Cash provided by (required for)
                changes in assets & liabilities:
                  Restricted cash...............       (6,402)      (93,157)
                  Accounts receivable...........      105,013      (157,757)
                  Inventories...................     (142,453)    2,160,869
                  Other current assets..........     (127,659)      219,210
                  Other assets..................           --        38,410
                  Accounts payable & customer
                    advances....................     (722,101)     (628,867)
                  Other current liabilities.....     (514,462)   (2,161,115)
        Cash provided by (used in)
          operating activities..................     (120,765)      705,096

        Cash flows from investing activities:
          Short-term investments................      741,959            --
          Proceeds from sale of property........                      3,500
          Property additions....................     (155,312)     (232,085)
              Cash provided by (used in)
                investing activities............      586,647      (228,585)

        Cash flows from financing activities:
          Common shares issued..................        4,050       154,494
          Decrease in term loan.................     (323,310)     (325,925)
          Decrease in accounts payable long-term     (496,649)     (733,528)
          Decrease in capital leases............       (8,663)     (333,819)
              Cash used in financing
                activities......................     (824,572)   (1,238,778)

        Net decrease in cash....................     (358,690)     (762,267)

        Cash at beginning of period.............      360,915       560,570

        Cash at end of period...................   $    2,225    $ (201,697)

                      See notes to financial statements.

                       SHOPSMITH, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

        1. In the opinion of management, all adjustments (consisting of only normal and recurring items) have been made as of December 30, 1995 and December 31, 1994 to present the financial statements fairly. However, the results of operations for the three and nine months then ended are not necessarily indicative of results for the fiscal year. The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the annual financial statements. The financial statements accompanying this report should be read in conjunction with the financial statements and notes thereto included in the Annual Report to Shareholders for the year ended April 1, 1995.

        2.  The provision for income taxes is as follows:

                           Three Months Ended           Nine months Ended
                        Dec 30, 1995  Dec 31, 1994   Dec 30, 1995  Dec 31, 1994
  Income before extra-
   ordinary item        $  339,774    $  678,603     $  951,181    $  983,212

  Provision at stat-
   utory rate of 34%       116,000       231,000        324,000       335,000

  Change in valuation     (116,000)     (231,000)      (931,000)     (335,000)
   allowance

        Net                     --            --       (607,000)           --

  Extraordinary item       158,211                      770,824

  Provision at stat-
   utory rate of 34%        54,000                      262,000

  Change in valuation
   allowance               (54,000)                    (262,000)

        Net                     --                           --

            The change to the valuation allowance for all the periods presented represents the realization of tax benefits of temporary differences which reversed during the respective periods except for $607,000 of the change in the nine months ended December 30, 1995. This decrease in the valuation allowance resulted from the Company's reevaluation of the realizability of future income tax benefits because of its continued profitability. Specifically the Company has been profitable from continuing operations for the past seven quarters and has exceeded budget estimates during this period. It estimates that this profit trend will continue through the near future. Therefore it believes that it is now more likely than not that it will realize approximately the $607,000 of the tax benefits previously part of the valuation allowance. If the Company is unable to generate sufficient taxable income in the future through operating results, increases in the valuation allowance will be required through a charge to expense. However if it achieves sufficient profitability to utilize a greater portion of the deferred tax asset, the valuation allowance will be reduced through a credit to income.

        3. In December 1994, an early lease cancellation agreement was reached with the lessor of the equipment and software for the central computer system used to control the Company's discontinued retail operations. The equipment was returned to the lessor and the fair value of that equipment was deducted from the Company's remaining obligation to the lessor. A $100,000 initial payment was made on the $610,000 obligation resulting from this settlement with the remainder payable in monthly installments through December 1996 with the remaining balance due to be paid at that time.

            The agreement also provided for a discount from the face amount of the obligation, by making a payment to the lessor in advance of the agreed schedule. Thus, in October 1995, the Company paid about $294,000 in satisfaction of about $452,000 in debt. The resultant $158,000 gain was recorded as an extraordinary item.

            A $613,000 extraordinary item relating to the early payment of certain trade creditors was discussed in the Company's Form 10-Q for the quarter ended July 1, 1995.

        4. Certain amounts in the 1994 financial statements were reclassified to conform to the 1995 presentation.

Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

        Results of Operations

        Net sales of $4,774,000 were recorded in the quarter ended December 30, 1995. Sales in that quarter were 5.1% less than the $5,028,000 recorded in the same period a year ago, due primarily to reductions in mail and dealer sales partly offset by increases in demonstration sales. Additionally, the Company, due to production limitations, was unable to fulfill orders generated in its second quarter last year on a timely basis. This order backlog was eliminated in the third quarter last year thus increasing that period's sales. The Company was able to fulfill orders on a timely basis throughout the current year and thus no additional sales were booked during the third quarter of the current year due to elimination of backlogs. For the nine months to date, net sales, at $11,611,000, were down 1.6% from that same period a year prior.

        Increases in the proportion of sales from higher-margin selling channels and sales price increases caused gross margins to increase from 46.4% and 45.5% of net sales in the third quarter and first nine months of last year to 51.1% and 50.0% in the same periods this year.

        Selling and administrative costs rose by 27.4% and 12.3% from the third quarter and first nine months, respectively, of last year to $2,115,000 and $4,867,000 in the same respective periods in the current year. As a percent of net sales, these costs increased from 33.0% in the first three months and 36.7% in the first nine months of last year to 44.3% and 41.9% in the same respective periods in the current year. The additional costs resulted from increased advertising in the demonstration sales channel, the production and mailing of a fall product catalog, the recruiting and training of new sales representatives.

        Reduced current-year borrowing and investment of idle funds caused net interest costs to change from the same period last year by 115% to $4,000 in interest income in the current third quarter from $24,000 in interest expense in the same period last year and decrease by 90% to $10,000, in the first nine months of the current year.

        The changes (see Note 2) to the deferred income tax valuation allowance for all the periods presented represents the realization of tax benefits of temporary differences which reversed during the respective periods except for $607,000 of the change in a prior quarter of the current fiscal year. This decrease in the valuation allowance resulted from the Company's reevaluation of the realizability of future income tax benefits because of its continued profitability. Specifically the Company has been profitable from continuing operations for the past seven quarters and has considerably exceeded budget estimates during this period. It estimates that this profit trend will continue through the near future. Therefore it believes that it is more likely than not that it will realize approximately the $607,000 of the tax benefits previously part of the valuation allowance. If the Company is unable to generate sufficient taxable income in the future through operating results, increases in the valuation allowance will be required through a charge to expense. However if it achieves sufficient profitability to utilize a greater portion of the deferred tax asset, the valuation allowance will be reduced through a credit to income.

        As discussed in Note 3 to the Consolidated Financial Statements included herein, the Company availed itself of an early-payment discount feature of an early lease cancellation agreement that was reached in December 1994. The discount amounted to $158,000 or $.06 per share in the quarter ended December 30, 1995. Also, as was discussed in the Company's 10-Q for the quarter ended July 1, 1995, the Company availed itself in that period of an early payment discount feature of a voluntary payment plan that was approved by affected creditors in June 1994. The discount amounted to $613,000 or $.23 per share and was recorded as an extraordinary item. In combination, the discounts for the early lease cancellation agreement and the voluntary creditor payment plan amounted to $771,000 or $.29 per share in the nine months ended December 30, 1995.

        The above resulted in net income of $498,000 or $.19 per share in the quarter and $2,329,000 or $.87 per share in the nine months ended December 30, 1995. The above results compare to net income of $679,000 or $.26 per share in the quarter ended December 31, 1994 and $983,000 or $.39 per share in the nine months ended on that date.

        Liquidity and Capital Resources

        $121,000 of cash was used in operations in the nine months ended December 30, 1995. In that period, net income, adjusted for non-cash items, provided cash of $1,287,000 while $1,237,000 of cash was used to reduce accounts payable, both in connection with the early payment discount provision of a voluntary vendor payment plan which was discussed earlier and due to normal seasonal fluctuations, as well as to reduce other current liabilities. In the nine months ended December 31, 1994, operations provided cash of $705,000, principally through inventory reduction and net income. $2,790,000 was used, during that period, to reduce accounts payable and other current liabilities. Property additions were $155,000 for the first nine months of the current year as compared to $232,000 in the first nine months of the prior year. In the first nine months of the current year, $742,000 was provided by the liquidation of short-term investments.

        $734,000 was used to reduce long-term payables in the first nine months last year. Long-term payables were reduced by $497,000 during the first nine months of the current fiscal year because of the satisfaction, during that period, of amounts due to creditors involved in the voluntary payment plan which is discussed above. Additionally, $323,000 was used to pay the balance of a term loan that was established in connection with an early computer lease cancellation agreement which is discussed above and in Note 3 to the Consolidated Financial Statements included herein.

        Net income during the first nine months increased the Company's net worth to a positive $1,108,000 resulting in a debt to net worth ratio of 2.68 to 1. Because of the Company's negative net worth at the end of the first nine months of the prior fiscal year as well as at the end of fiscal 1995, measurement of the debt to equity ratio at those dates is not relevant. Profitability caused working capital to improve to a positive $26,000 at December 30, 1995 from a negative $918,000 at April 1, 1995 and a negative $944,000 at December 31, 1994. The resulting current ratio improved to 1.01 at December 30, 1995 from 0.81 April 1, 1995 and 0.77 at December 31, 1994.


        No amount was outstanding under the revolving bank line of credit at December 30, 1995. Management believes financial resources will be adequate to meet operating needs.

                           PART II.  OTHER INFORMATION

                                     -NONE-

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

        Date:  February 8, 1995