Form 10-K405
period 1996-03-30
SHOPSMITH INC
filed 1996-06-26
CIK 89925

SHOPSMITH, INC.

                                  10-K REPORT

                                   FOR THE

                           YEAR ENDED March 30, 1996

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-K

         [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) For the fiscal year ended March 30, 1996

                                      OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

    For the transition period from __________________ to ___________________

    Commission file number 0-9318

                                SHOPSMITH, INC.
               (Exact name of registrant as specified in its charter)
                      Ohio                                 31-0811466
          (State or other jurisdiction of               (I.R.S. Employer
           incorporation or organization)               Identification No.)

        6530 Poe Avenue, Dayton, Ohio                         45414
    (Address of principal executive offices)                (Zip Code)
    Registrant's telephone number, including area code: (513) 898-6070

    Securities registered pursuant to Section 12(b) of the Act:
        Title of Each Class                     Name of Each Exchange on
               None                                 which registered
                                                          None

    Securities registered pursuant to Section 12(g) of the Act:
                                Common Shares
                               (Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
    such filing requirements for the past 90 days.  Yes X     No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 3, 1996 was $3,823,677

        Indicate the number of shares outstanding of each of the registrant's classes of common stock as of June 3, 1996. Common Shares, without par value: 2,660,875 shares.

        Index to Exhibits appears beginning on page 17 of this Report.

                   DOCUMENTS INCORPORATED BY REFERENCE

        Shopsmith, Inc. Annual Report to Shareholders for the year ended March 30, 1996 -- Only such portions of the Annual Report as are specifically incorporated by reference under Part I and II of this Report shall be deemed filed as part of this Report.

        Shopsmith, Inc. Proxy Statement for its Annual Meeting of Share-holders to be held July 31, 1996 -- Definitive copies of the Proxy Statement will be filed with the Commission within 120 days after the end of the Company's fiscal year. Only such portions of the Proxy Statement as are specifically incorporated by reference under Parts II and III of this Report shall be deemed filed as part of this Report.


Page3

                                 PART I

    ITEM 1. Business

        Shopsmith, Inc., an Ohio corporation organized in 1972 (the "Company"), is engaged in the production and marketing of power woodworking tools designed primarily for the home workshop. The principal line of power tools marketed under the name "Shopsmith," a registered trademark, dates back to 1946 and was purchased by the Company in 1972.

        The line is built around the Shopsmith MARK V, a multi-purpose tool, and includes separate function special purpose tools which may be mounted on the MARK V or used independently. The Company distributes these tools directly to consumers through demonstration programs (at which orders are solicited by sales representatives) and mail order. During the fiscal year ended March 30, 1996, Company-produced products comprised 100% of net sales.

    Shopsmith MARK V, Special Purpose Tools and Major Accessories

        The Shopsmith MARK V is a compact power woodworking tool which performs the functions of five separate tools: a table saw, a wood lathe, a disc sander, a horizontal boring machine, and a vertical drill press. The engineering of the MARK V is such that special purpose tools may be mounted on and powered by the MARK V. The special purpose tools, a jointer, a beltsander, a bandsaw, a planer, a scroll saw, and a strip sander, may also be operated as free standing tools with a stand and power system.

        Other major accessories include MARK V accessories such as a lathe duplicator, which allows a woodworker to duplicate original turnings and a dust collector that, when used with the appropriate fixtures for the MARK V 510 and other Shopsmith products, provides for virtually dust-free woodworking.

        The Company also offers a line of accessories to its power tool line. These accessories, only a few of which are manufactured by the Company, include casters, custom saw blades, and molding attachments. Shopsmith accessories are sold directly to the consumer through the same marketing channels used for the Shopsmith power tool line.

    Seasonality and Working Capital

        The Company's business is seasonal, with the rate of incoming orders being lowest during the summer months. As a result, working capital needs are higher during this period of the fiscal year and the Company generally experiences a tightening of its liquidity position.

    Raw Materials and Components

        The principal components and materials used by the Company in the production of its products include aluminum die castings, iron sand castings, metal stampings, screw machine products, plastics and electric motors. The Company relies on sole sources of supply for some of its components and materials. To reduce costs, the Company uses foreign producers as sources for some parts and products.

    Competition

        The power woodworking equipment business is highly competitive and the MARK V and the Company's other products must compete against the single purpose tools sold by Delta, Power Matic, Black and Decker, Sears, and other domestic and foreign corporations.

        The Company considers quality, customer service, method of marketing, price and value to be the principal bases of competition in the power woodworking equipment industry.

    Research and Development

        From time to time, the Company engages in limited research and development programs to improve existing products and current operating methods. No expenditures were incurred for Company-sponsored research and development activities in the fiscal years ended March 30, 1996 and April 1, 1995 while such costs charged to operations during the fiscal year ended April 2, 1994 were $202,000.

    Employees

        The total number of persons employed by the Company (both full and part time) as of June 5, 1996 was 108. The Company considers its employee relations to be satisfactory, and to date the Company has not experienced a work stoppage due to a labor dispute. The Company has no collective bargaining contracts.

    Environmental Compliance

        The Company believes that it materially complies with all statutory and administrative requirements related to the environment and pollution control. For a discussion of certain environmental related contingencies to which the Company is subject, reference is made to Note 9 to the Consolidated Financial Statements which are incorporated into this Report pursuant to Item 8 below.

    ITEM 2.  Properties

        Information concerning the principal facility of the Company, which is leased, is set forth below.

                                      Approximate    Expiration
                                        Square        Date of       Renewal
      Location      Use                  Feet          Lease        Options

    Dayton, Ohio    Manufacturing,     115,000       Aug. 1999      None
                    Headquarters,
                    Distribution
                    and Retail Store


        The building and the Company's machinery and equipment are well maintained. The Company's production facility currently operates one shift per day.

    ITEM 3.  Legal Proceedings

        The Company is not a party to any legal proceedings other than litigation which, under the instructions to this item, need not be described. For a discussion of certain environmental related contingencies to which the Company is subject, reference is made to Note 9 to the Consolidated Financial Statements which are incorporated into this Report pursuant to Item 8 below.

    ITEM 4.  Submission of Matters to a Vote of Security Holders

        None.

                     EXECUTIVE OFFICERS OF THE COMPANY


        Officers are elected annually by the Board of Directors. The executive officers of the Company are as follows:

              NAME                    AGE             POSITION

        John R. Folkerth               63       Chairman of the Board,
                                                President, Chief Executive
                                                Officer and Director

        William C. Becker              47       Vice President of Finance,
                                                Treasurer and Chief Financial
                                                Officer

        Robert L. Folkerth             39       Vice President of Field Sales


        John R. Folkerth is the founder of the Company and has been a director and the Chief Executive Officer of the Company since 1972.

        William C. Becker has been Treasurer since June 1985 and Vice President of Finance and Chief Financial Officer since October 1982.

        Robert L. Folkerth was named Vice President of Field Sales in April 1996. Mr. Folkerth was Vice President of Finance of Digitron since 1991.

                                   PART II

    ITEM 5.  Market for Registrant's Common Equity and Related Stockholder
    Matters

        The market and shareholder information required by this Item 5 is set forth under the heading "Shareholders' Information" (p. 27) in the Company's Annual Report to Shareholders for the year ended March 30, 1996 (which report is included as Exhibit 13.1 to this Report). Such information is incorporated herein by reference.

        There are certain debt covenant requirements described in Note 3 of the Company's Annual Report for the year ended March 30, 1996. The Company paid no dividends in the fiscal years ended March 30, 1996 and April 1, 1995.

    ITEM 6.  Selected Financial Data

        The information required by Item 6 is set forth under the heading "Selected Financial Data" (p. 26) in the Company's Annual Report to Shareholders for the year ended March 30, 1996 and is incorporated herein by reference.

    ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information required by Item 7 is set forth under the heading "Management's Discussion and Analysis" (p. 23) of the Company's Annual Report to Shareholders for the year ended March 30, 1996 and is incorporated herein by reference.

    ITEM 8.  Financial Statements and Supplementary Data

        The information required by Item 8 is set forth at pages 3 through 11 and under the heading "Selected Financial Data" p. 26) of the Company's Annual Report to Shareholders for the year ended March 30, 1996 and is incorporated herein by reference.

    ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        The information required by item 9 is incorporated by reference from the Company's Proxy Statement for its Annual Meeting of Shareholders to be held July 31, 1996.

                                 PART III


    ITEM 10.  Directors and Executive Officers of the Registrant

        The information required by Item 10 is incorporated herein by reference from the Company's Proxy Statement for its Annual Meeting of Shareholders to be held July 31, 1996, except for certain information concerning the executive officers of the Company which is set forth in
    Part I of this Report.

    ITEM 11.  Executive Compensation

        The information required by Item 11 is incorporated herein by reference from the Company's Proxy Statement for its Annual Meeting of Shareholders to be held July 31, 1996.

    ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

        The information required by Item 12 is incorporated herein by reference from the Company's Proxy Statement for its Annual Meeting of Shareholders to be held July 31, 1996.

    ITEM 13.  Certain Relationships and Related Transactions

        The information required by Item 13 is incorporated herein by reference from the Company's Proxy Statement for its Annual Meeting of Shareholders to be held July 31, 1996.

                               PART IV
    ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on
    Form 8-K

        (a)  1.  Financial Statements

                 The following consolidated financial statements of Shopsmith, Inc. and its subsidiaries are incorporated by reference as part of this Report at Item 8 hereof.

                     Report of Crowe, Chizek and Company with respect to certain financial statements of the Company as at and for the years ended March 30, 1996 and April 1, 1995

                     Consolidated Balance Sheets as of March 30, 1996 and April 1, 1995.

                     Consolidated Statements of Operations for the years ended March 30, 1996, April 1, 1995, and April 2, 1994.

                     Consolidated Statements of Changes in Shareholders' Equity (Deficit) for the years ended March 30, 1996, April 1, 1995, and April 2, 1994.

                     Consolidated Statements of Cash Flows for the years ended March 30, 1996, April 1, 1995, and April 2, 1994.

                     Notes to Consolidated Financial Statements.

                 The report of Coopers & Lybrand L.L.P. with respect to certain financial statements of the Company for the year ended April 2, 1994.

             2.  Financial Statement Schedules

                 The following Financial Statement Schedule for the years ended March 30, 1996, April 1, 1995, and April 2, 1994 is included in this report.

                     Reports of Independent Auditors
                     Schedule II   - Valuation and Qualifying Accounts

                 Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

                 Individual financial statements of the registrant have been omitted since the registrant is primarily an operating company and all consolidated subsidiaries are wholly-owned.

             3.  Exhibits

                 The Exhibits which are filed with this Report are listed in the Exhibit Index. All management contracts or compensatory plans or arrangements are indicated on the
                 Exhibit Index.

        (b)  Reports on Form 8-K

             During the quarter ended March 30, 1996, the Company did not file any reports on Form 8-K.

                                 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    SHOPSMITH, INC.

    By/s/ John R. Folkerth
    John R. Folkerth
    Chairman of the Board
    and Chief Executive Officer
    June 13, 1996
    Date

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    /s/ John R. Folkerth                       /s/ Edward A Nicholson
    John R. Folkerth                           Edward A. Nicholson
    Chairman of the Board,                     Director
    Chief Executive Officer and                June 13, 1996
    Director (Principal Executive              Date
    Officer)
    June 13, 1996
    Date                                       /s/ John L. Schaefer
                                               John L. Schaefer
                                               Director
    /s/ Robert L. Folkerth                     June 13, 1996
    Robert L. Folkerth
    Director                                   /s/ Brady L. Skinner
    June 13, 1996                              Brady L. Skinner
    Date                                       Director
                                               June 13, 1996
                                               Date
    /s/ William C. Becker
    William C. Becker
    Vice President of Finance
    and Treasurer (Principal
    Financial and Accounting                   /s/ Richard L. Snell
    Officer)                                   Richard L. Snell
    June 13, 1996                              Director
    Date                                       June 13, 1996
                                               Date

    /s/ J. Michael Herr
    J. Michael Herr
    Director
    June 13, 1996
    Date

REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Shopsmith, Inc.
Dayton, Ohio


We have audited the financial statements of Shopsmith, Inc. and Subsidiaries as of March 30, 1996 and April 1, 1995, and for the years then ended, and have issued our report thereon dated May 23, 1996.
The financial statements and report are included in your 1996 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Shopsmith, Inc. and Subsidiaries listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit.

In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Crowe, Chizek and Company LLP

Columbus, Ohio
June 3, 1996

REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board
  of Directors
Shopsmith, Inc.
Dayton, Ohio

We have audited the accompanying consolidated statements of operations, changes in shareholders' equity (deficit), and cash flows and Schedule II-Valuation and Qualifying Accounts of SHOPSMITH, INC. AND SUBSIDIARIES for the year ended April 2, 1994 that appear in this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Shopsmith, Inc. and Subsidiaries for the year ended April 2, 1994 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

The accompanying consolidated financial statements and financial statement schedule have been prepared assuming the Company will continue as a going concern. The Company has




Continued
suffered losses from operations, has violated its loan covenants and has a net capital deficiency all of which raise substantial doubt about its ability to continue as a going concern. The accompanying consolidated financial statements and financial statement schedule do not include any adjustments that might results from the outcome of this uncertainty.


Coopers & Lybrand L.L.P.


Dayton, Ohio
July 7, 1994

SHOPSMITH INC. AND SUBSIDIARIES                                 SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED March 30, 1996, April 1, 1995 AND April 2, 1994
COLUMN A                COLUMN B     COLUMN C     COLUMN D      COLUMN E

                        BALANCE      CHARGED
                          AT         TO COST      DEDUCTIONS
                        BEGINNING      AND           FROM       BALANCE AT
DESCRIPTION             OF YEAR      EXPENSES      RESERVE      END OF YEAR
Reserves deducted
  from assets to
  which they apply:

YEAR ENDED
March 30, 1996:
  Allowance for
  doubtful accounts
  receivable           $ 94,728     $263,445      $123,166       $235,007



YEAR ENDED
April 1, 1995:
  Allowance for
  doubtful accounts
  receivable           $241,736     $156,791      $303,799       $ 94,728

  Reserve for
  excess and obsolete
  inventory             555,076           --       555,076             --


YEAR ENDED
April 2, 1994:
  Allowance for
  doubtful accounts
  receivable           $ 91,115     $322,987      $172,366       $241,736

  Reserve for
  excess and obsolete
  inventory                  --     $555,076            --       $555,076

                                SHOPSMITH, INC.

                               INDEX TO EXHIBITS

                                                          Located at Manually
Exhibit No. and Document                                  Numbered Page

    (3)  Articles of Incorporation and By-laws

         3.1  Amended Articles of Incorporation of
                Shopsmith, Inc., filed as Exhibit
               4.1 to the Company's Registration
                Statement on Form S-8 (Reg. No.
                33-26463).                                       *

         3.2  Amended Code of Regulations of Shopsmith,
                Inc., filed as Exhibit 4.2 to the
                Company's Registration Statement on
                Form S-8 (Reg. No. 33-26463).                    *

    (4)  Instruments Defining the Rights of Security
         Holders, Including Indentures

         4.1  Loan and Security Agreement, dated as of
                September 1, 1989 among Shopsmith, Inc.,
                Shopsmith Woodworking Promotions, Inc.,
                Shopsmith Canada Inc., and Huntington
                National Bank, including the form of the
                Revolving Note issued in connection
                therewith.  Filed as Exhibit 4.1 to the
                Company's Annual Report on Form 10-K
                for the year ended April 3, 1990.                *

         4.2  First Amendment to Loan and Security
                Agreement, dated July 11, 1990 among
                Shopsmith, Inc., Shopsmith Woodworking
                Promotions, Inc., Shopsmith Canada, Inc.,
                Shopsmith Woodworking Centers Ltd. Co.,
                and Huntington National Bank, including
                the form of the Revolving Note issued in
                connection therewith.  Filed as Exhibit 4.2
                to the Company's Annual Report on Form 10-K
                for the year ended April 3, 1992.               *

         4.3  Second Amendment to Loan and Security
                Agreement, dated April 23, 1992 among
                Shopsmith, Inc., Shopsmith Woodworking
                Promotions, Inc., Shopsmith Canada Inc.,
                Shopsmith Woodworking Centers Ltd. Co.
                and Huntington National Bank, including
                the form of the Revolving Note issued
                in connection therewith.  Filed as
                Exhibit 4.3 to the Company's Annual
                Report on Form 10-K for the year ended
                April 1, 1995.                                   *

         4.4 Third Amendment to Loan and Security Agreement, dated June 21, 1993 among Shopsmith, Inc., Shopsmith Woodworking Promotions, Inc.,
                Shopsmith Canada Inc., Shopsmith Woodworking
                Centers Ltd. Co., and Huntington National Bank, including the form of the Revolving Note issued in connection therewith.  Filed as exhibit 4.4
                to the Company's Annual Report on Form 10-K for
                the year ended April 1, 1995.                    *

         4.5  Note Modification Agreement, dated as of
                June 21, 1993 among Shopsmith, Inc.,
                Shopsmith Woodworking Promotions, Inc.,
                Shopsmith Canada Inc., Shopsmith Woodworking
                Centers Ltd. Co. and the Huntington
                National Bank.  Filed as exhibit 4.5 to
                the Company's Annual Report on Form 10-
                K for the year ended April 1, 1995.              *

         4.6 Fourth Amendment to Loan and Security Agreement dated October 5, 1993 among Shopsmith, Inc., Shopsmith Woodworking Promotions, Inc.,
                Shopsmith Canada Inc., Shopsmith Woodworking
                Centers Ltd. Co., and Huntington National
                Bank.  Filed as Exhibit 4.6 to the Company's
                Current Report on Form 8-K dated November 1,
                1993.                                            *

         4.7  Cognovit Promissory Note dated December 28, 1993
                payable to Woodcraft Supply Corp. in the
                principal amount of $1,000,000.  Filed as
                Exhibit 4.7 to the Company's Current Report on
                Form 8-K dated January 10, 1994.                 *

         4.8  Business Security Agreement dated December 28,
                1993 among Woodcraft Supply Corp., Shopsmith, Inc., and Shopsmith Woodworking Promotions,
                Inc.  Filed as Exhibit 4.8 to the Company's
                Current Report on Form 8-K dated January 10,
                1994.                                            *

         4.9  Letter agreement dated April 26, 1994 between
                Huntington National Bank and Shopsmith, Inc.,
                Shopsmith Woodworking Promotions, Inc.,
                Shopsmith Canada Inc., and Shopsmith
                Woodworking Centers Ltd. Co.   Filed as
                exhibit 4.9 to the Company's Annual Report
                on Form 10-K for the year ended April 2, 1994.   *

         4.10 Settlement Agreement and Release dated November
                21, 1994 between LDI Corporation and
                Shopsmith Inc.  Filed as exhibit 4.10 on Form
                10-Q for the quarter ended December 31, 1994.    *

         4.11 Promissory Note dated November 1, 1994 payable
                to LDI Corporation in the principal amount of $510,000. Filed as exhibit 4.11 on Form 10-Q
                for the quarter ended December 31, 1994.         *

         4.12 Fifth Amendment to Loan and Security Agreement
                dated June 30, 1995 between Huntington
                National Bank and Shopsmith, Inc.  Filed as
                exhibit 4.12 on Form 10-Q for the quarter
                ended July 1, 1995.                              *

    (10) Material Contracts

         Management Contracts and Compensatory Plans or
         Arrangements


        10.3  Plan for Providing Tax Return Preparation
                for Chief Executive Officer, as adopted
                by the Company's Board of Directors on
                February 14, 1985.  Filed as exhibit 10.3 to
                the Company's Annual Report on Form 10-
                K for the year ended April 1, 1995.             *

        10.4  1984 Stock Option Plan, as amended on
                February 9, 1987 and June 11, 1992.
                Filed as Exhibit 10.8 to the Company's
                Annual Report on Form 10-K for the
                year ended April 3, 1992.                       *

        10.5  Shopsmith, Inc. 1988 Director Option Plan,
                effective September 1, 1988, as amended
                on July 29, 1989 and June 11, 1992.
                Filed as Exhibit 10.15 to the Company's
                Annual Report on Form 10-K for the year
                ended April 3, 1992.                            *

        10.6  Disability Plan for Executive Officers, as
                adopted by the Company's Board of Directors
                on November 5, 1992.  Filed as Exhibit 10.13
                to the Company's Annual Report on Form 10-K
                for the year ended April 1, 1995.               *

      10.7.1  Nonstatutory Stock Option granted by the Company
                on June 21, 1993 to John R. Folkerth for the
                purchase, for a period of 10 years from the
                date of grant of 20,000 Common Shares of the
                Company at a purchase price of $3.00 per
                share.                                          *

      10.7.2 Incentive compensation plan in effect for the fiscal year ended April 1, 1995 (An identical plan was adopted for the fiscal year to end
                March 30, 1996.).  Filed as Exhibit 10.7.2 to
                the Company's Annual Report on Form 10-K for
                the year ended April 1, 1995.                   *

      10.7.3  1995 Stock Option Plan.  Filed as Exhibit 4.3
                to the Company's Registration Statement on
                Form S-8 (Reg. No. 33-64663).                   *

         Other Material Contracts

        10.8  Agreement of Lease, dated August 15, 1987
                between Angeles Partners XIV and the
                Company relating to 6530 Poe Avenue,
                Dayton, Ohio property, as amended on
                September 28, 1990.  Filed as Exhibit 10.2
                to the Company's Annual Report on Form 10-K
                for the year ended April 3, 1992.               *

       10.10  Shopsmith, Inc. Savings Plan, effective
                April 1, 1984.  Filed as exhibit 10.10
                to the Company's Annual Report on Form
                10-K for the year ended April 1, 1995.          *

       10.11  Shopsmith, Inc. Savings Trust, effective
                April 1, 1984.  Filed as exhibit 10.11
                to the Company's Annual Report on Form
                10-K for the year ended April 1, 1995.          *

       10.12  First Amendment to the Company's Savings
                Plan, listed as Exhibit 10.10 above.
                Filed as exhibit 10.12 to the Company's
                Annual Report on Form 10-K for the year
                ended April 1, 1995.                            *

       10.13  Second Amendment to the Company's Savings
                Plan, listed as Exhibit 10.10 above.
                Filed as Exhibit 10.10 to the Company's
                Annual Report on Form 10-K for the
                year ended April 1, 1995.                       *

       10.14  Third Amendment to the Company's Savings
                Plan, listed as Exhibit 10.10 above.
                Filed as Exhibit 10.11 to the Company's
                Annual Report on Form 10-K for the
                year ended April 1, 1995.                       *

       10.16  Settlement Agreement and Release, dated November
                1, 1994, between Shopsmith, Inc., and LDI
                Corporation including the form of the
                Promissory Note issued in connection
                therewith.                                      *

 (11)  Statement Re Computation of Per Share Earnings

        11.1  Computation of Consolidated Earnings Per
                Common Share for the Three Years
                Ended March 30, 1996, April 1, 1995
                and April 2, 1994.                              __

 (13)  Annual Report to Security Holders

        13.1  Shopsmith, Inc. Annual Report to Shareholders
                for the year ended March 30, 1996.  Only such
                portions of the Annual Report as are
                specifically incorporated by reference under
                Parts I, II, and IV of this Report shall be
                deemed filed as part of this Report.            __

(16)  Letter regarding change in certifying accountant

      16.1.1  Letter to Coopers & Lybrand L.L.P. directed to
                the Commission regarding the change in the
                Company's certifying accountant.  Filed as
                Exhibit 16.1.1 to the Company's Report on
                Form 8-K which was filed with the Commission
                on February 25, 1995.                           *


 (21)  Subsidiaries of the Registrant

        21.1  Subsidiaries of the Registrant.                   __

 (23)  Consents of Experts and Counsel

        23.1  Consent of Crowe, Chizek and Company
                Independent Public Accountants
                to incorporation by reference.                  __

        23.2  Consent of Coopers and Lybrand L.L.P.
                Independent Public Accountants
                to incorporation by reference.                  __

 (27)   Financial Data Schedule

        27.1  Financial Data Schedule                           __

 (99)  Additional Exhibits

        99.1  Shopsmith, Inc. Employee Stock Purchase Plan.
                Filed as Exhibit 99.1 to the Company's
                Current Report on Form 8-K dated August 26,
                1993.                                           *

        99.2  Creditor's Composition Agreement and Disclosure
                Document dated May 19, 1994 and approved in
                June 1994.                                      *


    * Indicates that the exhibit is incorporated by reference into this Annual Report on Form 10-K from a previous filing with the Commission.

                                                            EXHIBIT 11.1

    SHOPSMITH, INC. AND SUBSIDIARIES

    COMPUTATION OF CONSOLIDATED OPERATIONS PER COMMON SHARE FOR THE
    THREE YEARS ENDED March 30, 1996, April 1, 1995, AND April 2, 1994

                                         1996         1995          1994
    Net income (loss) applicable
       to common shares            $ 3,027,714   $ 1,420,747    $(8,656,029)


    Weighted average number of
       common shares outstanding     2,677,826     2,558,182      2,415,394


    Income (loss) per common share $      1.13   $       .56    $     (3.58)

    NOTE: The difference between fully diluted and primary earnings is not material.

                                                         Exhibit 13.1





                                  SHOPSMITH, INC.

                           Annual Report to Shareholders

                                 For the Year Ended

                                   March 30, 1996

                    SHOPSMITH, INC. AND SUBSIDIARIES

        Financial Highlights:             ..Fiscal Years Ended..
                                    March 30,       April 1,      April 2,
                                      1996           1995          1994
        Results of Operations:
           Net sales              $17,409,832    $17,728,890   $48,039,239
           Income (loss) before
             income taxes and
             extraordinary item     1,513,890      1,420,747    (8,675,029)
           Income tax benefit         743,000             --            --
           Extraordinary item         770,824
           Net income (loss)        3,027,714      1,420,747    (8,656,029)

        Per Share of Common Stock:
           Income (loss) before
             extraordinary item   $       .84   $        .56   $     (3.58)

           Extraordinary item             .29             --            --

           Net income (loss)             1.13            .56         (3.58)

           Shareholders' equity
             (deficit)                    .68           (.48)        (1.16)
           Dividends                       --             --            --

        Financial Position:
           Working capital        $   634,742    $  (917,834)  $(2,133,145)
           Total assets             5,024,214      4,415,344     7,032,511
           Long-term debt                  --        923,024     1,644,051
           Shareholders'
             (deficit) equity       1,809,480     (1,224,699)   (2,802,809)
        Current Ratio                    1.20            .81           .74
        Total Debt to Equity Ratio       1.78          N/A           N/A
        Common Shares Outstanding   2,659,175      2,654,566     2,398,244

                                 Contents

             Letter to Shareholders..........................      3
             Reporting Responsibility........................      5
             Report of Independent Auditors..................      6
             Consolidated Financial Statements...............      7
             Notes to Consolidated Financial Statements......     12
             Management's Discussion and Analysis............     23
             Selected Financial Data.........................     26
             Shareholders' Information.......................     27
             Directors and Officers..........................     28

                              Corporate Profile

    Headquartered in Dayton, Ohio, Shopsmith, Inc. is recognized as a leader in the production and marketing of quality woodworking tools. The Company distributes these tools and other woodworking products directly to consumers through demonstration and mail selling channels. The name "Shopsmith" is a registered trademark which the Company applies to the majority of the products it produces. The Company's common shares are traded in the over-the-counter market.

        To Our Shareholders:

        Fiscal 1996 profits from ongoing activities and before income taxes, I am happy to report, were $1,514,000 or $.57 per share. In addition, we paid the balance of obligations earlier than required to certain vendors and lessors of products and properties that were eliminated as a part of our 1994 turnaround/reorganization efforts. Provisions in the related settlement agreements entitled Shopsmith to early-payment discounts totaling $771,000 or $.29 per share which were recorded in our financial statements as extraordinary items. Finally, with profits in each of the eight quarters since the implementation of the turnaround plan, we believe that it is more likely than not that we will generate sufficient future taxable income to realize a part of the future income tax benefits which had previously been offset by valuation allowances. Accordingly, a net income tax benefit of $743,000 was recognized primarily as a result
        of deferred tax valuation allowance reductions.   Net income was,
        therefore, $3,028,000 or $1.13 per share for our fiscal 1996 as compared to net income of $1,421,000 or $.56 per share in fiscal 1995.

        Revenues at $17,410,000 in fiscal 1996 were 2% less than the $17,729,000 for fiscal 1995 but, due to sales price increases, the percentage of gross margin to net sales increased from 47% in fiscal 1995 to 52% in 1996. This yielded a $607,000 or 7% increase in gross margin realized from the earlier year to the current year.

        The year was thus successful both because of the profits produced from operations and the strong positive cash flow that, along with funding from our bank, allowed us to take advantage of the attractive discounts for the early payment of our turnaround obligations. In turn, these successes were the result of a number of items:

        . During the year, we maintained our focus on our core business, the manufacture and demonstration sales of our Mark V multi-purpose tools and accessories which are aimed at serving the needs of the space-constrained home woodworker.

        . The demonstration sales effort was made more profitable as we raised our selling prices and re-invested a portion of the resulting expanded gross margins in additional advertising aimed at increasing the number of prospective customers to visit our demonstration selling events. Improved profits from this channel offset the decline in sales of accessories to Mark V owners. Much of this reduction was caused by the decline, which was anticipated in the 1994 turnaround plan, in the number of recent Mark V sales.

        . We began to channel many of our advertising dollars into an "infomercial" format. These entertaining 30-minute broadcast television programs are run in local TV markets to promote Shopsmith demonstration sales events. They serve to expose the pleasure and benefits associated with woodworking and demonstrate how our products enable any home woodworker to produce woodworking projects of heirloom quality. At the conclusion of the program, viewers are invited to attend the Shopsmith demonstration sales event in their area.

        . As the year progressed, we were able to identify opportunities to improve productivity in a variety of operating processes so that the staff and other costs necessary to operate the business were reduced.

        . We continued to tighten control over inventory and liquidate excess or slow-moving stock while improving our customer order delivery performance. These efforts served to enhance the cash flow that was fundamental to our success in fiscal 1996.

        Fiscal 1996 profits moved the $1,225,000 of negative shareholder's equity that existed at the beginning of the year to a positive shareholder's equity of $1,809,000 by the fiscal year end. Coupled with the asset management efficiencies discussed earlier, these results have allowed the Company to liquidate virtually all of the obligations from its turnaround period, eliminate the debt to our bank which helped to fund the payment of those obligations, accumulate a cash balance of over $1.3 million at the fiscal year end and position itself where it can, once again, begin to consider growth opportunities.

        During fiscal 1995 and 1996, our core Mark V business has produced considerable positive cash flow which, until midway through fiscal 1996, was allocated to turnaround obligations. With those obligations behind us, Shopsmith has the ability to judiciously invest that ongoing cash flow. Such investment opportunities will be considered in fiscal 1997.

        During fiscal 1997, we will also begin to assess the condition of our equipment, tooling and other infrastructure. Cash shortages in recent years have caused the deferral of some maintenance and replacement expenditures thus some catch-up efforts may be needed to maintain and improve our productivity.

        We intend that the Company's common stock be quoted on the NASDAQ system as soon as the Company meets related requirements. As you may recall, losses from fiscal 1994 caused the Company to fall below the requirements for continued quotation on the NASDAQ National Market System. The requirements of the NASDAQ SmallCap market (an automated system established to serve the needs of smaller firms and their shareholders) are likely to be met soonest and thus we will work to become quoted on that system as soon as possible.

        We are very pleased that the operation of our current business plan has produced the second profitable year since the adoption of that plan. This success has funded the liquidation of the remaining turnaround obligations and created opportunities for the future. We are committed to using these opportunities to provide an excellent return to our owners and to justify the support that has been shown from our associates, vendors, customers and lenders.

        John R. Folkerth
        Chairman of the Board
        Chief Executive Officer

        REPORTING RESPONSIBILITY

        Shopsmith's management is responsible for the preparation and integrity of the consolidated financial statements presented in this Annual Report. These statements have been prepared in conformity with generally accepted accounting principles using the best estimates and judgments of management.

        Management believes that the Company's accounting control systems provide reasonable assurance that assets are safeguarded and that financial information is reliable.

        Independent public accountants are selected annually by the Board of Directors, subject to approval by shareholders, to audit the financial statements. Their audit included a review of the internal control structure to the extent they considered necessary and selective tests of transactions to support their report which follows.

        The Audit Committee, comprised of outside directors, meets regularly with management and the independent public accountants to review financial reporting, internal accounting controls, and audit results.


        William C. Becker,
        Vice President of Finance
        Chief Financial Officer


        John R. Folkerth,
        Chairman of the Board
        Chief Executive Officer

Shareholders and Board of Directors
Shopsmith, Inc.
Dayton, Ohio

We have audited the accompanying consolidated balance sheets of Shopsmith, Inc. and Subsidiaries as of March 30, 1996 and April 1, 1995 and the related consolidated statements of operations, changes in shareholders' equity (deficit), and cash flows for the years ended March 30, 1996 and April 1, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Shopsmith, Inc. and Subsidiaries for the year ended April 2, 1994 were audited by other auditors whose report dated July 7, 1994 included an explanatory paragraph that described the conditions that raised substantial doubt about the Company's ability to continue as a going concern.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shopsmith, Inc. and Subsidiaries as of March 30, 1996 and April 1, 1995 and the consolidated results of their operations and their cash flows for the years ended March 30, 1996 and April 1, 1995, in conformity with generally accepted accounting principles.

Crowe, Chizek and Company LLP


Columbus, Ohio
June 3, 1996

                           SHOPSMITH INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                                ..Fiscal Years Ended..
                                        March 30,     April 1,     April 2,
                                          1996         1995         1994
    Net sales....................... $17,409,832  $17,728,890   $48,039,239
    Cost of products sold...........   8,426,553    9,352,210    28,360,765
    Gross margin....................   8,983,279    8,376,680    19,678,474

    Selling expenses................   4,770,037    4,415,639    19,182,054
    Administrative expenses.........   2,723,534    2,504,835     4,274,272
    Loss on discontinued retail
      store operations and
      corporate restructuring
      costs (Note 1)................          --           --     4,300,774
      Total operating expenses......   7,493,571    6,920,474    27,757,100

    Income (loss) from operations...   1,489,708    1,456,206   (8,078,626)

    Interest income.................      30,893       18,351        6,394

    Interest expense................     (32,678)    (118,904)    (420,605)

    Other income (expense), net ....      25,967       65,094     (182,192)

    Income (loss) before income
      taxes, extraordinary item
      and cumulative effect of a
      change in accounting
      principal.....................   1,513,890    1,420,747    (8,675,029)

    Income tax benefit (Note 8).....     743,000           --            --

    Income before extraordinary
      item and cumulative effect
      of a change in accounting
      principal.....................   2,256,890    1,420,747    (8,675,029)

    Extraordinary item- gain from
      extinguishment of debt
      (Notes 4 and 6)...............     770,824           --            --

    Cumulative effect on prior
      years of change in accounting
      for income taxes (Note 2).....          --           --        19,000

    Net income (loss)............... $ 3,027,714  $ 1,420,747   $(8,656,029)

    Income (loss) per common share:
      Before extraordinary item..... $       .84  $       .56   $     (3.58)

      Extraordinary item............         .29           --            --

      Net income (loss)............. $      1.13  $       .56   $     (3.58)

           See notes to consolidated financial statements

                        SHOPSMITH INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                                   March 30,      April 1,
                                                      1996          1995
                   ASSETS (Notes 1 and 3)
        Current Assets:
          Cash (Note 2)...................... $   560,201      $   360,915
          Restricted cash (Note 2)...........     314,635          350,249
          Short-term investments (Note 2)....     740,871          741,959
          Accounts receivable:
            Trade, less allowance for
              doubtful accounts:  $235,007
              in 1996 and $94,728 in 1995....     292,694          451,662
          Inventories (Note 2):
            Finished products................     594,487          596,723
            Raw materials and
               work in process...............     916,472        1,137,444
                   Total inventories.........   1,510,959        1,734,167
          Deferred taxes (Note 8)............     253,000               --
          Prepaid expenses...................     177,116          160,233
                   Total current assets......   3,849,476        3,799,185

        Properties (Notes 2 and 6):
          Machinery, equipment and tooling...   6,762,942        6,676,156
          Leasehold improvements.............     190,835          189,265
                   Total cost................   6,953,777        6,865,421
          Less accumulated depreciation
            and amortization.................   6,345,197        6,252,420
                   Net properties............     608,580          613,001

        Deferred income taxes (Note 8)            563,000               --

        Other assets.........................       3,158            3,158

        Total Assets......................... $ 5,024,214      $ 4,415,344

                  See notes to consolidated financial statements.

                        SHOPSMITH, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                                   March 30,       April 1,
      LIABILITIES AND SHAREHOLDERS' EQUITY           1996           1995

        Current Liabilities:
          Accounts payable (Note 4)........... $   847,750      $ 2,423,643
          Capital lease obligations -
            current (Note 6)..................       4,881           13,443
          Customer advances...................      53,921           88,448
          Term note - current (Note 6)........          --           60,027
          Accrued liabilities:
            Compensation, employee benefits
              and payroll taxes...............     812,299          775,355
            Sales tax payable.................     152,632          138,975
            Reserve for restructuring (Note 1)          --          294,229
            Accrued recourse liability             352,872          218,830
            Accrued expenses                       806,036          474,942
            Other.............................     184,343          229,127
                 Total current liabilities....   3,214,734        4,717,019

        Long-Term Liabilities:
          Accounts payable, less current
            portion (Note 4)                            --          496,649
          Term note, less current portion
             (Note 6).........................          --          421,494
          Capital lease obligations, less
             current portion (Note 6).........          --            4,881
                 Total liabilities............   3,214,734        5,640,043

        Contingencies (Note 9)

        Shareholders' Equity: (Notes 1 and 7)
          Preferred shares - without par
            value; authorized 500,000,
            none issued.......................          --               --
          Common shares - without par value;
            authorized 5,000,000; issued and
            outstanding 2,659,175 in 1996
            and 2,654,566 in 1995.............   2,984,925        2,978,460
          Retained earnings (deficit).........  (1,175,445)      (4,203,159)
                 Total shareholders' equity
                   (deficit)..................   1,809,480       (1,224,699)

        Total Liabilities and Shareholders'
          Equity.............................. $ 5,024,214      $ 4,415,344

              See notes to consolidated financial statements.

                      SHOPSMITH INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                                         Retained
                            Common Shares    Translation Earnings
                           Number    Amount   Adjustment (Deficit)   Total
Balance, April 3, 1993   2,362,293 $2,750,105 $(38,942) $3,032,123  $5,743,286

  Net loss for fiscal 1994                              (8,656,029) (8,656,029)
  Translation adjustment                        59,921                  59,921
  Recognition of trans-
    lation gains resulting
    from discontinued
    retail operations
    (Note 1)                                   (20,979)                (20,979)
  Common shares issued
    under employee stock
    purchase plan
    (Note 7)                   700      1,409                            1,409
  Common shares issued
    to employee benefit
    plans                   35,251     69,583                           69,583

Balance, April 2, 1994   2,398,244  2,821,097    --     (5,623,906) (2,802,809)

  Net income for
    fiscal 1995                                          1,420,747   1,420,747
  Common shares issued
    under employee stock
    purchase plan
    (Note 7)               205,600    129,184                          129,184
  Common shares issued
    to employee benefit
    plans                   50,722     28,179                           28,179

Balance, April 1, 1995   2,654,566  2,978,460    --     (4,203,159) (1,224,699)

  Net income for
    fiscal 1996                                          3,027,714   3,027,714
  Common shares issued
    under employee stock
    purchase plan
    (Note 7)                 3,800      6,465                            6,465
  Stock options
    exercised                  809         --                               --

Balance, March 30, 1996  2,659,175 $2,984,925    --    $(1,175,445)$ 1,809,480

                   See notes to consolidated financial statements

                           SHOPSMITH, INC. & SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    Fiscal Years Ended
                                            March 30,     April 1,     April 2,
                                              1996         1995         1994
Cash flows from operating activities:
  Net income (loss)..................... $ 3,027,714  $ 1,420,747  $(8,656,029)
  Adjustments to reconcile net income
    (loss) to cash provided by
    (required for) operating activities:
      (Gain) loss on disposal
        of properties...................          --       29,353     (584,993)
      Depreciation and amortization.....     212,663      309,490    3,220,738
      Provision for doubtful accounts...     263,445      156,791      150,621
      Increase (decrease) in reserve
        for excess inventory............          --     (555,076)     555,076
      Increase (decrease)in
        restructuring reserve...........    (294,229)  (1,471,227)   1,765,456
      Deferred income taxes.............    (816,000)          --           --
      Gain on extinguishment of debt....    (770,824)          --           --
      Cash provided by (required for)
        changes in assets and liabilities:
          Restricted cash...............      35,614     (350,249)          --
          Accounts receivable...........     138,964       13,886      362,317
          Inventories...................     223,208    2,951,232    4,935,617
          Other current assets..........     (16,883)     395,976      511,486
          Other assets..................          --       38,410      150,111
          Accounts payable and
            customer advances...........    (997,807)    (263,922)  (1,025,967)
          Other current liabilities.....     227,512     (634,249)    (460,814)
Cash provided by operating activities...   1,233,377    2,041,162      923,619

Cash flows from investing activities:
  Sale of short-term investments........     750,000           --           --
  Purchase of short-term investments....    (748,912)    (741,959)          --
  Property additions....................    (208,242)    (287,935)    (548,969)
  Proceeds from sale of property........          --        3,500    1,142,000
      Cash provided by (used in)
        investing activities............    (207,154)  (1,026,394)     593,031

Cash flows from financing activities:
  Common shares issued..................       6,465      157,363       70,992
  Increase (decrease) in revolving loan.          --           --   (1,474,626)
  Decrease in term-loan.................    (323,310)    (354,404)  (1,081,482)
  Increase (decrease) in accounts
    payable long-term...................    (496,649)  (1,147,402)   1,644,051
  Decrease in capital lease obligations.     (13,443)     (58,663)    (168,162)
      Cash (used in) financing
        activities......................    (826,937)  (1,403,106)  (1,009,227)
Effect of exchange rate changes on cash.          --           --       38,942
Net increase (decrease) in cash.........     199,286     (388,338)     546,365

Cash:
  At beginning of year..................     360,915      749,253      202,888
  At end of year........................ $   560,201  $   360,915   $  749,253

              See notes to consolidated financial statements.

                       SHOPSMITH, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        1. BUSINESS DESCRIPTION

           The Company's sole business activity is the manufacturing and selling of its own quality woodworking products in the United States through demonstration and mail-order selling channels and, to a limited degree, through dealers in the United States, Canada and the United Kingdom.

           Through most of fiscal 1994, the Company's business activities also included the retailing of its own and others quality woodworking products through Company-owned stores in the United States, Canada and the United Kingdom.

           During fiscal 1994 as an element of a restructuring plan, the Company sold 12 and closed the remainder of its 44 retail stores in order to generate cash for operations. A small catalog showroom remains open in the building housing the Company's manufacturing operation in a portion of the space occupied by the former Dayton, Ohio store.

           In connection with the discontinuance of its retail stores, the Company recognized a loss of $4,300,774 or $1.78 per share in fiscal 1994. The loss included $1,653,000 relating to the write down of assets, principally inventory and property and equipment, to net realizable values, $1,309,000 for store losses during the close down period and $869,000 for estimated lease settlements. The charge also included other costs which were estimated to be incurred in connection with the disposition including severance payments and facilities consolidation cost. The loss on the discontinuance of the Company's retail stores was partially offset by a gain of approximately $703,000 on the sale of 12 stores to a competing woodworking retailer.

           The following unaudited pro-forma consolidated statement of operations for the year ended April 2, 1994 presents the pro-forma results of operations of the Company assuming the discontinuance of the retail operations as of April 4, 1993. This unaudited pro-forma data may not be indicative of the results that would actually have been achieved if the retail operations would have been discontinued at the beginning of fiscal 1994, or which may be achieved in the future.

                                                                Continuing
                                      Combined      Retail      Operations

    Net sales                       $48,039,239   $33,366,218   $14,673,021

    Loss from operations             (8,078,626)   (7,357,031)     (721,595)

      Net loss                      $(8,656,029)  $(7,611,836)  $(1,044,193)

    Loss per common share           $     (3.58)  $     (3.15)  $      (.43)

        2. Summary of Significant Accounting Policies

           PRINCIPLES OF CONSOLIDATION

           The consolidated financial statements include the accounts of the parent company and its subsidiaries, after elimination of significant intercompany balances and transactions.

           FOREIGN CURRENCY TRANSLATION

           The local currency had been used as the functional currency for Canadian and UK operations which were discontinued in fiscal 1994 (See Note 1). Foreign currency transaction gains and losses were reflected in income currently. Translation gains and losses of those operations that used local currencies as the functional currency were included as a separate component of shareholders' equity. The Company recorded a transaction gain of $59,921 in fiscal 1994.

           STATEMENT OF CASH FLOWS

           Following is supplementary information relating to the consolidated statement of cash flows:

             Cash paid for the following items:   1996      1995       1994
               Interest                        $ 32,678  $ 149,627  $ 428,596
               Income taxes (net of refunds)     50,000    (98,230)  (208,812)

           Following is supplementary information of non-cash investing and finance activities:

              Capital lease obligations of $36,266 were incurred in fiscal 1995 when the Company entered into leases for new computer equipment and software.

           CASH

           Depository transactions and disbursements are handled primarily by one local financial institution. At March 30, 1996, approximately $315,000 was maintained in an account restricted for use in funding the Company's recourse obligations should the Company be unable to do so itself through its normal operations.

           Cash and cash equivalents include highly liquid debt instruments purchased with a maturity of three months or less.

           SHORT-TERM INVESTMENTS

           The Company determines the appropriate classification for its short-term investments, which, by policy of the Board of Directors, consist only of U.S. Government backed debt securities, at the time of purchase and reevaluates this determination at each balance sheet date. The Company's investments, which have maturities of less than six months, are classified as held to maturity and valued at the amortized cost. At March 30, 1996 the fair value of the Company's investments approximates their amortized cost.

           INVENTORIES

           Inventories are stated at the lower of cost (first-in, first-out method) or market.

           PROPERTIES

           Properties are stated at cost. Depreciation and amortization are provided primarily using the straight line method over estimated useful lives which range as follows:

               Machinery, equipment and tooling   3 to 12 years
               Leasehold improvements             3 to 10 years

           Maintenance and repairs are charged to expense, unless they significantly lengthen useful economic lives of the property. When an asset is retired or sold, its cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized.

           INCOME TAXES

           Effective April 4, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of adopting SFAS 109 was a tax credit of approximately $19,000, which represents the deferred tax asset as of April 4, 1993. Such amount has been reflected in the consolidated statement of operations as the cumulative effect of an accounting change.

           INSTALLMENT CONTRACTS

           Retail installment contracts sold to financial institutions were $9.7 million in fiscal 1996, $8.5 million in fiscal 1995 and $15.0 million in fiscal 1994. Of these contracts, $7.5 million, $7.1 million and $13.2 million were sold without recourse in fiscal 1996, 1995 and 1994, respectively. At March 30, 1996 approximately $2.5 million of installment contracts sold to a financial institution with a recourse provision were still outstanding.

           PRODUCT WARRANTIES

           Products are warranted against defects in material and workmanship for one year. Estimated costs are accrued for warranties presently in force.

           RESEARCH AND DEVELOPMENT COSTS

           No research and development costs were incurred during fiscal 1996 and 1995. Such costs charged to operations were approximately $202,000 in fiscal 1994.

           INCOME PER COMMON SHARE

           Income per common share is computed using the weighted average number of common and common equivalent shares outstanding during the year, amounting to 2,677,826 shares in fiscal 1996, 2,558,182 shares in fiscal 1995 and 2,415,394 shares in fiscal 1994.

           ENVIRONMENTAL REMEDIATION COSTS

           Costs incurred to investigate and remediate contaminated sites are expensed. Liabilities for these expenditures are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated.

           ESTIMATES

           In preparing financial statements, management must make estimates and assumptions. These estimates and assumptions affect the amounts reported for assets, liabilities, revenue and expenses, as well as affecting the disclosures provided. Future results could differ from the current estimates. Areas involving the use of management's estimates and assumptions include the allowance for doubtful accounts, inventory cost, depreciation of property and equipment, deferred income tax valuation allowances, product warranty accruals and other contingency reserves.

        3. BANK LINE OF CREDIT

           As of March 30, 1996, a revolving credit agreement provided for maximum short-term borrowing of $1 million or 40% of eligible inventory, whichever is less. Interest is charged at the bank's prime rate plus 2 percent. No amounts were outstanding under this arrangement at March 30, 1996. The agreement requires compliance with certain minimum net worth, working capital, financial leverage and other miscellaneous covenants and expires June 30, 1996. Substantially all tangible assets are pledged as collateral.

        4. ACCOUNTS PAYABLE RESTRUCTURING

           In May 1994, the Company proposed to a group of approximately 120 creditors a voluntary payment plan allowing the Company to extend payment of approximately $2,500,000 of trade debt over a two-year period. The affected creditors were primarily those who were previously suppliers to the Company's discontinued retail operations. Other creditors were unaffected.

           This plan was accepted in June 1994 by the holders of more than 95% of the affected trade debt. The balance owing to affected creditors was scheduled to be paid, without interest, in a series of installments ending in May 1996.

           The plan also provided for a discount from the face amount of the obligation, by making payments to affected creditors in advance of the agreed schedule. Thus, in June 1995, the Company paid about $860,000 in satisfaction of about $1,473,000 in debt. The resultant $613,000 gain was recorded as an extraordinary item.

        5. EMPLOYEE BENEFIT PLANS

           Shopsmith maintains a defined contribution employee benefit plan covering substantially all employees. Until April 1994, the Company matched employee contributions of up to four percent at rates of 25 or 50 percent, depending on amounts contributed by employees. The Company discontinued the matching contributions in April 1994 and resumed matching contributions at the above-mentioned rates on January 1, 1995. The Company contributed $26,400, $8,100 and $60,668 to this plan in fiscal 1996, 1995 and
           1994, respectively.

           The Company provides certain health care and life insurance benefits to substantially all employees. These benefits are provided through a combination of insurance and self-insurance deductibles.

        6. LEASES

           Leases on real estate (manufacturing, storage, office and retail store premises) and equipment expire through fiscal 2000.

           In December 1994, an early lease cancellation agreement was reached with the lessor of the equipment and software for the central computer system used to control the Company's discontinued retail operations. The equipment was returned to the lessor and the fair value of that equipment was deducted from the Company's remaining obligation to the lessor.

           A $100,000 initial payment was made on the $610,000 obligation resulting from this settlement with the remainder payable in equal monthly installments through December 1996 with the remaining balance due to be paid at that time.

           The agreement also provided for a discount from the face amount of the obligation, by making a payment to the lessor in advance of the agreed schedule. Thus, in October 1995, the Company paid about $294,000 in satisfaction of about $452,000 in debt. The resultant $158,000 gain was recorded as an extraordinary item.

           The lease on the Company's manufacturing and headquarters building expires during fiscal 2000. Approximately 30% of the space in this building is currently excess. The Company is attempting to sublet this excess space. A reserve was provided at March 30, 1996 and April 1, 1995 as an estimate to provide for rental costs expected to be incurred by the Company until the excess space is rented.

           The total cost of assets held under capital leases was $36,266 at both March 30, 1996 and April 1, 1995. The related accumulated amortization was $11,679 and $4,303 as of March 30, 1996 and, April 1, 1995, respectively.

           Lease obligations for listed          Capital        Operating
           future fiscal years are:              Leases          Leases
                1997                            $ 5,033       $  542,270
                1998                                             498,015
                1999                                             460,762
                2000                            _______          199,844
            Total minimum lease obligations       5,033       $1,700,891
            Less amount representing interest       152
            Present value of minimum payments
              and current portion               $ 4,881

           Rent expense was $379,100 in fiscal 1996, $399,400 in fiscal 1995 and $3,580,700 in fiscal 1994.

        7. STOCK OPTIONS AND EMPLOYEE STOCK PURCHASE PLAN

           In July, 1988, the shareholders approved the 1988 Director Option Plan which provides for granting options for up to 52,500 shares. Under the plan, an outside director of the Company may choose individually to be compensated for services by payment of a cash retainer or by being awarded stock options with values at time of issuance approximately equal to the cash retainer. Options include stock appreciation rights and are exercisable over ten years beginning one year from the date of grant. Compensation resulting from stock options is initially measured at the grant date based on the market value of the common stock, with adjustments made quarterly for market price fluctuations. The Company recognized Director Option Plan compensation expense of $16,300 in fiscal 1996, $15,000 in fiscal 1995 and $4,100 in fiscal 1994.

           The Company also has a stock option plan approved in 1984 that permits the granting of options to employees to purchase stock at the market value on the date of grant. Options are for a term of either five or ten years and become exercisable in annual installments beginning one year from the date of grant. The 1984 Option Plan provides for granting options for up to 112,500 shares. No remaining stock option under the 1984 plan has stock appreciation rights.

           In June 1993, the Company granted a non-qualified stock option, outside the 1988 and 1984 plans, for 20,000 shares to an employee to purchase stock at $3.00 per share ($.875 above the market value on the date of grant). The option becomes exercisable in annual installments beginning one year from the date of grant and expires on June 20, 2003.

           In August 1993, the Company adopted an employee stock purchase plan which permits eligible employees and directors of Shopsmith to purchase from time to time up to 250,000 Shopsmith common shares directly from the Company without payment of brokerage fees. The purchase price of the shares purchased under the plan is the market price of the shares (based upon a five-day average closing price at the time of purchase). During fiscal 1996, 3,800 Shopsmith common shares were purchased under the plan.

           In March 1994, the Company granted an option for 35,000 shares at the then-current market price of $1.92 per share to the lessor of its headquarters and manufacturing buildings in exchange for an agreement to reduce the space leased. The option expires five years from the date of grant.

           In July 1995, the shareholders approved the 1995 option plan which provides for granting options for up to 250,000 shares. Also in July 1995, the shareholders ratified the grant of options, which are contingent upon the achievement of certain pre-tax income thresholds in fiscal 1995, 1996 and 1997, for 220,000 shares at $1.91 per share to a group of employees under this plan. In any of those years in which the Company's pre-tax income equals or exceeds the threshold, one third of the options will become exercisable 75 days after that year's end. In any of those years where the Company's pre-tax income is less than the established thresholds, one third of the options will terminate. Fiscal 1995 and 1996 pre-tax income exceeded the applicable thresholds and thus two thirds of the options granted will become exercisable in accordance with the plan. An additional option for 10,000 shares which is not contingent upon the Company's performance, was also granted to an employee in February 1995.

           Additional information relating to the option plans is as follows:

                                                      1988 Directors'
                                   1995 Plan            Option Plan                 1984 Plan
                                 1996    1995        1996    1995    1994      1996     1995     1994
               Granted             -- 230,000          --      --  18,818         --      --    3,500
               Cancelled       51,191      --          --   1,557      --     10,500  38,000    9,750
               Expired             --      --          --      --      --         --      --       --
               Available       71,191  20,000       1,557   1,557      --         --      --    7,750
               Exercised          809      --          --      --      --         --      --       --
               Average
                 exercise
                 price           1.91      --          --      --      --         --      --       --
               Exercisable
                 at year end   59,333      --      47,514  47,514  30,253     22,500  23,500   29,000
               Outstanding
                 at year end  178,000 230,000      47,514  47,514  49,071     22,500  33,000   71,000
               Average
                 opt. price     $1.91   $1.91        $.93    $.93    $.93      $4.17   $4.04    $3.82

           Except for outstanding options, the plans terminate in ten years.

           The Financial Accounting Standards Board issued a statement in October 1995 entitled Accounting for Stock-Based Compensation
           which will be effective for the Company in 1997.   This
           statement establishes an accounting method based on the fair value of equity instruments awarded to employees as compensation, however, companies are permitted to continue applying previous accounting standards in the determination of net income with disclosure in the notes to the financial statements of the differences between previous accounting measurements and those formulated by the new accounting standard. Beginning in 1997, the Company intends to determine net income using previous accounting standards and to make the appropriate disclosures in the notes to the financial statements as permitted by the standard.

        8. INCOME TAXES

           The income tax provision (benefit) reflected in the consolidated statements of operations is comprised of the following:

                                          1996        1995        1994
         Current
           Federal                  $    50,000    $        --   $(98,000)
           State and local               23,000             --         --

         Deferred                       517,000        403,000     98,000
           Provision for income
            taxes before effect of
            adjustment of valuation
            allowance                   590,000        403,000         --

         Effect of adjustment of
          valuation allowance        (1,333,000)      (403,000)        --

           Income tax benefit        $ (743,000)            --         --

           The income tax provision attributable to the extraordinary item is $262,000 and is completely offset by the change in the valuation adjustment.

           The change in the valuation allowance in 1996 and 1995 represents the realization of tax benefits of temporary differences and net operating loss carryforwards which reversed during the respective periods. In 1996, $816,000 of the change also represents the Company's reevaluation of the realizability of future tax benefits because of its continued profitability. Specifically the Company has been profitable from continuing operations for the past eight quarters and has exceeded budget estimates during this period. It estimates that this profit trend will continue through the near future. Therefore it believes that it is now more likely than not that it will realize approximately the $816,000 of tax benefits previously part of the valuation allowance. If the Company is unable to generate sufficient taxable income in the future through operating results, increases in the valuation allowance will be required through a charge to income. However, if it achieves sufficient profitability to utilize a greater portion of the deferred tax asset, the valuation allowance will be reduced through a credit to income.

           Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recorded for financial reporting purposes and such amounts as measured by tax laws and regulations.

           The components of deferred tax assets and liabilities included in the balance sheet are as follows:

                                        1996           1995           1994
          Expense accruals not
            currently deductible    $  565,000     $  507,000      $1,785,000
          Inventory valuation           14,000         37,000             --
          Allowance for doubtful
           accounts                     80,000         32,000          71,000
          Less valuation allowance    (406,000)      (576,000)     (1,856,000)
              Current                  253,000             --              --

          Tax loss carryforwards     1,201,000      1,847,000       1,091,000
          Tax credit carryforwards     237,000        237,000         237,000
          Accumulated depreciation     (16,000)       (12,000)       (133,000)
          Alternative minimum tax
           payments                     50,000             --              --
          Less valuation allowance    (909,000)    (2,072,000)     (1,195,000)
              Noncurrent               563,000             --              --
                Total               $  816,000     $       --      $       --

           The Company's effective tax rate differs from the U.S. statutory federal tax rate as follows:

                                                    1996     1995    1994

                 Federal statutory rate            34.0%    34.0%   (34.0%)
                 Nondeductible expenses,
                   principally meals and
                   entertainment                    0.9      0.5      --
                 Valuation allowance              (88.1)   (28.4)    34.0
                 Other, net                         4.1     (6.1)      --
                                                  (49.1)      --       --

           The Company's net operating losses and tax credits expire as follows:

                                      Net operating           Tax
                                         Losses             Credits
                    1999                                 $  34,000
                    2000                                   148,000
                    2004                                     4,000
                    2005                                    23,000
                    2006                                    18,000
                    2007                                    10,000
                    2009              $1,516,000                --
                    2010               2,008,000                --
                                      $3,524,000         $ 237,000

        9. CONTINGENCIES

           The Company is involved in various legal proceedings incidental to its business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company. Many of these matters are covered in whole or in part by insurance. Management believes that any liability which may result would not have a material effect on the consolidated financial position or results of operations of the Company.

           Additionally, the Company is involved with certain environmental issues:

               The Company was identified by the Illinois Environmental Protection Agency (IEPA) as one of approximately 300 potentially responsible parties (PRP's) for the clean up of an abandoned hazardous waste treatment, storage and disposal facility in East St. Louis, Illinois. A Company subsidiary, sent about 15,000 gallons of solvent waste to this site in the early 1980's. The PRP's formed a joint steering committee to perform the government-mandated removal action which is expected to cost $11,250,000. The Company's share of these costs, which approximates its $25,000 to date payments to the steering committee, is based on its alleged volumetric contribution of waste to the site. It is not possible at this time to judge the accuracy of cost estimates relative to this situation nor, therefore, the Company's exposure to this issue.

               The Company and over 500 other PRPs were ordered by the Environmental Protection Agency (EPA), under the federal "Superfund" legislation, to take action to secure a landfill in Huber Heights, Ohio. The extent and nature of the contamination, insurance coverage available to the Company, and the participation by additional PRPs in the clean up of this site are not fully known at this time. The EPA has been focusing on the top 104 PRPs which sent over 1,000 yards of waste to the site. The Company is number 62 in the volumetric list of generators. However, there is no evidence that the Company sent hazardous substances to the site and no allocation of responsibility has been made. It has been preliminarily estimated that the clean-up of the site will cost approximately $20 million.

               The Company received notice of a potential claim for environmental liabilities associated with soil and groundwater contamination at a Jefferson City, Missouri facility previously operated by a Company subsidiary. The current owner of the property has notified previous owners and operators of the site that they are liable for the costs of its investigation and cleanup of volatile organic compound contamination to soil and groundwater at the site. The current owner estimates the cost of cleanup to exceed one million dollars. Company records indicate that all its hazardous waste shipments from this facility were sent to the East St. Louis site discussed above. The Company, therefore, believes that the contamination was caused by previous owners of the site and that it is not responsible for clean-up costs. In a related matter, the Company's predecessor at the site claims that the Company is contractually obligated to indemnify the predecessor with respect to any cleanup costs imposed upon the predecessor. The Company denies any such obligation and has notified the predecessor that it is the Company's position that the predecessor is contractually obligated to indemnify the Company with respect to any such cleanup costs. At this point, the ultimate allocation of responsibility with respect to this site is unknown

           Based on available information, the Company believes its share of the estimated costs associated with the ultimate resolution of these matters will not be material to the results of operations or the financial position of the Company.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Results of Operations

        Profits from ongoing activities and before income taxes of $1,514,000 or $.57 per share were earned on net sales of $17,410,000
        in the year ended March 30, 1996.   Additionally, extraordinary
        gains of $771,000 or $.29 per share were recognized from debt forgiveness in accordance with early-payment-discount provisions of agreements negotiated in relation to the Company's fiscal 1994 restructuring. Lastly, as mentioned in the discussion of income taxes in a later paragraph, a $743,000 tax benefit was recognized primarily due to the reduction of deferred tax valuation reserves. These elements combined to produce net income of $3,028,000 or $1.13 per share compared to net income of $1,421,000 or $.56 per share on net sales of $17,729,000 in fiscal 1995 and a net loss of $8,656,000 or $3.58 per share on net sales of $48,039,000 in fiscal 1994. Fiscal 1994 results included a $4,301,000 charge for the loss on discontinued retail operations and corporate restructuring costs necessary to close down the Company's retail operations and related support functions. Sales reductions in fiscal 1996 and 1995 as compared to fiscal 1994 were caused by the elimination, as a component of the recovery plan, of the retail sales channel and the downsizing of the demonstration and mail sales efforts.

        The Shopsmith MARK V is the Company's core product and most of the Company's other current products serve as accessories to the MARK V. For several years the number of MARK V units sold had been declining. The 1995 recovery plan specified that only the most productive demonstration selling events be conducted. Thus, the numbers of such events conducted in fiscal 1996 and 1995 were less than half the number conducted in fiscal 1994. While the number of Shopsmith MARK V units sold in fiscal 1996 was 6.1% lower than in fiscal 1995, sales price increases in the Mark V and its accessories produced a 7.2% increase in gross margin dollars generated in fiscal 1996 as compared to fiscal 1995. Mark V unit sales in fiscal 1995 were 36% lower than in fiscal 1994. Products manufactured by Shopsmith, including the MARK V, comprised 100% of net sales in fiscal 1996 and 1995 and 62.0% of net sales in fiscal 1994.

        Both in fiscal 1995 and 1996, the Company's sales focus was on its high-margin core Shopsmith product line and, coupled with sales price increases effected during those years, the overall gross margin percentage increased from 41.0% of net sales in fiscal 1994 to 47.2% in fiscal 1995 and 51.6% in fiscal 1996. Fiscal 1996 selling and administrative costs increased to $7,494,000 or 43.0% of net sales from $6,920,000 or 39.0% of net sales in fiscal 1995 mainly because of the decision to invest part of the margin dollars yielded by sales price increases in more extensive advertising. Selling and administrative costs were $23,456,000 or 48.8% of net sales in fiscal 1994.

        A reserve for restructuring of $1,765,000 was established at the end of fiscal 1994 to provide for anticipated losses involved in discontinuing retail store operations and for corporate restructuring costs. See Note 1 to the Consolidated Financial

        Statements included elsewhere in this Report for information concerning this discontinuation and restructuring. In fiscal 1995, expenditures were made and assets written off in the amount of $1,471,000. No amount remained in this reserve at March 30, 1996.

        The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, which was adopted by the Company as of April 4, 1993. See
        Note 8 to the consolidated financial statements.

        In 1994 a deferred income tax valuation allowance of $3,051,000 was established because of the uncertainty that the Company's net deferred tax assets including its net operating loss and tax credit carryforwards would be able to generate future tax benefits. The changes (see Note 8) to the deferred income tax valuation allowance for fiscal 1996 and 1995 represent the realization of tax benefits of temporary differences which reversed during the respective periods except for $816,000 of the change in fiscal 1996. This decrease in the valuation allowance resulted from the Company's reevaluation of the realizability of future income tax benefits because of its continued profitability.

        Specifically, the Company has been profitable for each of the eight fiscal quarters since the implementation of the turnaround plan and has exceeded budget estimates during this period. It estimates that this profit trend will continue through the near future. Therefore it believes that it is now more likely than not that it will realize approximately the $816,000 of the tax benefits previously part of the valuation allowance.

        If the Company is unable to generate sufficient taxable income in the future through operating results, increases in the valuation allowance will be required through a charge to expense. However if it achieves sufficient profitability to utilize a greater portion of the deferred tax asset, the valuation allowance will be reduced through a credit to income.

        Due to the operating losses in fiscal 1994 and for several years prior, no previously taxed income was available in that year against which the Company could carry back 1994 operating losses. See Note 8 to the consolidated financial statements.

        As discussed in Notes 4 and 6 to the Consolidated Financial Statements included herein, the Company availed itself during fiscal 1996 of early-payment discount features of both a voluntary payment plan that was approved by affected creditors in June 1994 and an early lease cancellation agreement that was reached in December 1994. The discounts amounted to $613,000 or $.23 per share and $158,000 or $.06 per share, respectively, and were recorded as extraordinary items.

        For a discussion of certain environmental related contingencies to which the Company is subject, reference is made to Note 9 included elsewhere in this report.

        Liquidity and Capital

        Cash of $1,233,000 and $2,041,000 was provided by operations in fiscal 1996 and 1995, respectively, primarily from net income adjusted for non-cash items and asset liquidations somewhat offset by reductions in current liabilities. Asset liquidations, partly offset by the net loss adjusted for non-cash charges, provided $924,000 of cash in fiscal 1994.

        Shareholder's equity, because of the fiscal 1996 net income, increased to a positive $1,809,000 at March 30, 1996 from a negative $1,225,000 at April 1, 1995. The ratio of debt to equity at March 30, 1996 was 1.78. Because of the Company's negative net worth at the ends of fiscal 1995 and 1994, measurements of the debt to equity ratio at those dates are not relevant. This ratio does not reflect operating leases, which are not included in balance sheet liabilities but do represent fixed commitments to future payments and which are discussed in Note 6 to the consolidated financial statements.

        Net income was primarily responsible for causing working capital to improve from a negative $918,000 at April 1, 1995 to a positive $635,000 at March 30, 1996. Fiscal 1995 net income and the liquidation of inventory and other assets caused working capital to improve from a negative $2,133,000 at April 2, 1994. For the same reasons, the current ratio improved to 1.20 at March 30, 1996 from
        0.81 at April 1, 1995 and 0.74 at April 2,  1994.

        A revolving credit agreement provides for maximum short-term borrowing of $1,000,000 or 40% of eligible inventory, whichever is less. Interest is charged at the bank's prime rate plus 2% percent. No amounts were outstanding under this arrangement at March 30, 1996. The agreement requires compliance with certain minimum net worth, working capital, financial leverage and other miscellaneous covenants and expires June 30, 1996. Substantially all tangible assets are pledged as collateral.

        Management believes financial resources to be sufficient to meet operating needs.

        Capital Expenditures

        In fiscal 1996, capital additions were focused on the development of promotional video programs and on tooling and die replacement. Fiscal 1995 capital additions consisted mainly of computer equipment acquired to service the Company's direct mail and direct sales operations and replacement tooling. Furniture, fixtures and leasehold improvements necessary to effect the Woodworking Unlimited conversions were the primary components of capital additions in 1994. These assets were abandoned and written off as part of the 1994 loss on discontinued operations.

        Inflation

        Prices of materials decreased about 1% while the overhead component of product costs decreased about 3% primarily due to higher volume as some processes previously subcontracted were brought in house.

                            SHOPSMITH INC. AND SUBSIDIARIES
                               Selected Financial Data

    Five-Year Review of Performance

    (Dollars in thousands,
    except per share)
                                    1996     1995     1994(A)  1993     1992
    Summary of Operations:
      Net sales                   $17,410  $17,728  $48,039  $51,041  $53,033
      Interest (income) expense         2      101      414      223      350
      Income (loss) before
        income taxes and
        extraordinary item          1,514    1,421   (8,675)  (1,574)  (1,224)
      Extraordinary item              771       --       --       --       --
      Income taxes                   (743)      --       --     (185)    (407)
      Net income (loss)             3,028    1,421   (8,675)  (1,389)    (817)

    Financial Position:
      Working capital             $   635  $  (918) $(2,133) $ 3,132  $ 5,150
      Property - net                  609      613      933    4,162    3,678
      Total assets                  5,024    4,415    7,033   16,380   16,215
      Long-term debt                   --      923    1,644    1,742    2,128
      Shareholders' equity          1,809   (1,225)  (2,803)   5,743    7,025

    Per Share Information:
      Income (loss) per share:
        Before extraordinary
          item                    $   .84  $   .56   $(3.58)  $ (.59) $  (.35)
        Extraordinary item            .29       --       --       --       --
        Net income                   1.13      .56    (3.58)    (.59) $  (.35)
      Shareholders' equity
        per share                     .68     (.46)   (1.16)    2.43     3.05

    Performance Indicators:
      Return on sales (%)           17.4      8.0    (18.0)    (2.7)    (1.5)
      Return on average
        shareholders' equity (%)  1035.5       N/A  (588.7)   (21.8)   (11.0)
      Return on average
        total assets (%)            64.1     24.8    (73.9)    (8.5)    (5.2)
      Current ratio                  1.20     0.81     0.74     1.35     1.73
      Ratio of total debt
           to equity                 1.78      N/A      N/A     1.83     1.31

    Other Information:
      Number of employees:
        Full time                      93      103      169      326      309
        Part time                      14       19      120      211      151
                                      107      122      289      537      460
      Average shares
        outstanding (000's)         2,678    2,558    2,415    2,356    2,307

  (A) See Note 1 to the Consolidated Financial Statements included elsewhere in this Report for information concerning the discontinuation, during late fiscal 1994 and early fiscal 1995, of the Company's retail store operations.

                         SHOPSMITH INC. AND SUBSIDIARIES

       Shareholders' Information

       Stock Quotations (Bid Prices)
       Quarter Ended:           High        Low
       July 2, 1994            $1.75       $ .50
       October 1, 1994           .75         .43
       December 31, 1994         .94         .50
       April 1, 1995            1.88         .50

       July 1, 1995            $1.94       $1.00
       September 30, 1995       1.75        1.44
       December 30, 1995        2.13        1.50
       March 30, 1996           2.13        1.50

       The common shares of the Company are traded in the over-the-counter market. The above stock quotations were obtained from daily broker quotation ("Pink") sheets and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The Transfer Agent's records showed 2,703 shareholders of record of the Company's common shares on June 3, 1996.

       Per Share Information
                                                         Shareholders'
                   Income (loss)      Dividends         Equity (Deficit)

         1996         $ 1.13             --               $  .68
         1995            .56             --                 (.48)
         1994          (3.58)            --                (1.16)
         1993           (.59)            --                 2.43
         1992           (.35)            --                 3.05

       Shopsmith Market Makers
         Troster Singer Corporation
         Fahnestock & Co.
         Wedbush Morgan Securities Inc.
         Share Capital, Inc.

       Annual Meeting
         Shopsmith's Annual Shareholders' Meeting will be held at 9:30 a.m. on Wednesday, July 31, 1996 at the Company's office and manufacturing facility located at 6530 Poe Avenue, Dayton, Ohio.

       Corporate Contact
         Shareholders desiring a copy of the Shopsmith Inc., annual report on Form 10-K or other information on the Company should direct a request to:

               William C. Becker, Vice President of Finance
               Shopsmith Inc.
               6530 Poe Avenue
               Dayton, Ohio 45414
               513-898-6070

                       SHOPSMITH, INC. AND SUBSIDIARIES

                           Directors and Officers

                             Board of Directors


   John R. Folkerth, Chairman of the Board, President and Chief
      Executive Officer, Shopsmith, Inc., Dayton, Ohio
   Robert L. Folkerth, Vice President of Field Sales, Shopsmith, Inc.,
      Dayton , Ohio
   J. Michael Herr, Thompson, Hine and Flory, Attorneys-at-Law,
      Dayton, Ohio
   Edward A. Nicholson, President, Robert Morris College,
      Coraopolis, Pennsylvania
   John L. Schaefer, Vice President (retired), The James River Corporation,
      Dayton, Ohio
   Brady L. Skinner, Audit Partner, Flagel, Huber, Flagel & Co.,
      Dayton, Ohio
   Richard L. Snell, Chief Executive Officer, Tipp Machine and Tool, Inc.,
      Tipp City, Ohio


   Audit Committee of the Board of Directors
   John L. Schaefer, Brady L. Skinner and Richard L. Snell



                        Corporate Vice Presidents

   William C. Becker, Vice President of Finance, and Chief Financial
      Officer
   Robert L. Folkerth, Vice President of Field Sales



                         General Information

   Transfer Agent and Registrar:
   The Huntington National Bank, Columbus, Ohio
   Independent Accountants:
   Crowe, Chizek and Company LLP, Columbus, Ohio
   General Counsel:
   Thompson, Hine and Flory, Dayton, Ohio


   Equal Employment Opportunity Statement: It is the policy of Shopsmith, Inc. to give equal opportunity to all qualified persons without regard to race, color, sex, age, marital status, handicap, religion or national origin.

                                                            EXHIBIT 22.1



                              SUBSIDIARIES
                                   OF
                              SHOPSMITH, INC.



    Name of Subsidiary
    and Name Under Which
    Subsidiary Does                                      State of
    Business                                             Incorporation


    1.  Shopsmith Woodworking
         Promotions, Inc.                                   Ohio

    2.  Jefferson City Tool
         Company                                            Ohio

    3.  Shopsmith Canada, Inc.                        Ontario, Canada

    4.  Shopsmith Woodworking Centers
         Ltd. Co.                                           Ohio

Exhibit 23.1

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


We consent to the incorporation by reference in the registration statements of Shopsmith, Inc. and Subsidiaries on Form S-8 (Registration No. 2-71494, 33-26463, 33-67898 and
33-64663) of our report on our audits of the consolidated financial statements and financial statement schedule of Shopsmith, Inc. and Subsidiaries as of March 30, 1996 and April 1, 1995 and for the years ended March 30, 1996 and April 1, 1995, which report is included in this Annual Report on Form 10-K.


Crowe, Chizek and Company LLP
Columbus, Ohio
June 3, 1996

Exhibit 23.2


CONSENT OF INDEPENDENT ACCOUNTANTS


We consent to the incorporation by reference in the registration statements of Shopsmith, Inc. and Subsidiaries on Form S-8 (Registration No. 2-71494, 33-26463 and 33-67898) of our report on our audit of the consolidate finaical statements and financial statement schedule of Shopsmith, Inc. and Subsidiaries for the year ended April 2, 1994, which report is included in this Annual Report on Form 10-K.


Coopers & Lybrand L.L.P.

Dayton, Ohio
June 19, 1996