Form 10-Q
period 1996-06-29
SHOPSMITH INC
filed 1996-08-01
CIK 89925

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549


                  Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934


        For the quarter ended--            Commission File Number 0-9318
            June 29, 1996

                            SHOPSMITH, INC.
                          (Name of Registrant)

        Ohio                                       31-0811466
        (State of Incorporation)                  (IRS Employer
                                              Identification Number)

        6530 Poe Avenue
        Dayton, Ohio                          45414
        (Address of Principal                 (Zip Code)
        Executive Offices)

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

                                     Yes  X       No ____

        Indicate the number of shares outstanding of each of the registrant's classes of common stock as of July 22, 1996.

        Common shares, without par value:  2,661,675 shares.

                       SHOPSMITH, INC. AND SUBSIDIARIES

                                  INDEX


                                                                 Page No.
        Part I.  Financial Information:

          Item 1.  Financial Statements

             Consolidated Balance Sheets -
              June 29, 1996 and March 30, 1996                       3-4


             Statements of Consolidated Operations and
              Retained Earnings (Deficit) - Three Months
              Ended June 29, 1996 and July 1, 1995                    5


             Consolidated Statements of Cash Flows
              Three Months Ended June 29, 1996 and
              July 1, 1995                                            6


             Notes to Financial Statements                            7


          Item 2.  Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                                     9


        Part II.  Other Information                                  11


                           PART I.  FINANCIAL INFORMATION

        Item 1.  Financial Statements.


                          SHOPSMITH, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                                                   June 29,      March 30,
               ASSETS                                1996          1996
        Current assets:
          Cash.............................      $    29,136    $   560,201
          Restricted cash..................          347,182        314,635
          Short-term investments...........          248,956        740,871
          Notes and accounts receivable:
            Trade - less allowance for
              doubtful accounts; $242,918
              at June 29 and $237,007 at
              March 30.....................          327,769        292,694
          Inventories......................        1,597,047      1,510,959
          Deferred income taxes (Note 2)...          210,000        253,000
          Prepaid expenses.................          405,018        177,116
                 Total current assets......        3,165,108      3,849,476

        Property:
          Machinery, equipment & tooling...        6,753,762      6,762,942
          Leasehold improvements...........          190,835        190,835
                 Total.....................        6,944,597      6,953,777
          Less accumulated depreciation
            and amortization...............        6,351,189      6,345,197
                 Property - net............          593,408        608,580

        Deferred income taxes (Note 2).....          616,000        563,000

        Other assets.......................            2,158          3,158

                 Total.....................      $ 4,376,674    $ 5,024,214




                    See notes to financial statements.

                        SHOPSMITH, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                                   June 29,        March 30,
       LIABILITIES AND SHAREHOLDERS' EQUITY          1996           1996
        Current liabilities:
          Accounts payable....................   $   644,537    $   847,750
          Capital lease obligations -
            current...........................         1,611          4,881
          Customer advances...................        49,770         53,921
          Accrued liabilities:
            Compensation and related
              accounts........................       343,857        812,299
            Sales tax payable.................        78,561        152,632
            Accrued recourse liability........       385,212        352,872
            Other.............................       932,331        990,379
              Total current liabilities.......     2,435,879      3,214,734


        Shareholders' equity:
          Preferred shares - without par
            value; authorized 500,000.........            --             --
          Common shares - without par value;
            authorized 5,000,000; outstanding
            2,661,675 at June 29 and
            2,659,175 at March 30.............     2,988,893      2,984,925
          Retained deficit....................    (1,048,098)    (1,175,445)
              Total shareholders' equity......     1,940,795      1,809,480

              Total...........................   $ 4,376,674    $ 5,024,214






                   See notes to financial statements.

                       SHOPSMITH, INC. AND SUBSIDIARIES
     STATEMENTS OF CONSOLIDATED OPERATIONS AND RETAINED EARNINGS (DEFICIT)

                                                   Three Months Ended
                                              June 29,            July 1,
                                               1996                1995
   Net sales..........................     $ 3,376,214         $ 3,149,726
   Cost of products sold..............       1,497,141           1,642,620
   Gross profit.......................       1,879,073           1,507,106

   Selling expenses...................       1,181,415             789,292
   Administrative expenses............         591,889             540,161
      Total selling and administrative
        expenses......................       1,773,304           1,329,453

   Income from operations.............         105,769             177,653
   Interest income, net...............          15,831                --
   Other income, net..................           5,747               4,634
   Income before income taxes
     and extraordinary item...........         127,347             182,287

   Income tax provision...............            --                  --__

   Income before extraordinary item...         127,347             182,287

   Extraordinary item- gain from
     extinguishment of debt (Note 3)..            --               612,612

   Net income ........................         127,347             794,899

   Retained deficit
     Beginning of period..............      (1,175,445)         (4,203,159)
     End of period....................     $(1,048,098)        $(3,408,260)

   Weighted average number of common
     shares outstanding...............       2,699,315           2,686,603

   Income per common share:
     Before extraordinary item........     $       .05         $       .07

     Extraordinary item...............     $       --          $       .23

     Net income.......................     $       .05         $       .30

                       See notes to financial statements.

                           SHOPSMITH, INC. & SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Three Months Ended
                                                     June 29,       July 1,
                                                      1996          1995
        Cash flows from operating activities:
          Net income............................   $  127,347    $  794,899
          Adjustments to reconcile net
            income to cash provided by
            (required for) operating activities:
              Depreciation & amortization.......       51,172        52,968
              Provision for doubtful accounts...       41,307        33,422
              Gain on extinguishment of debt....         --        (612,612)
              Cash provided by (required for)
                changes in assets & liabilities:
                  Restricted cash...............      (32,547)       87,652
                  Accounts receivable...........      (44,042)        2,647
                  Inventories...................      (86,088)      114,814
                  Other current assets..........     (227,902)      (85,139)
                  Other assets..................        1,000          --
                  Accounts payable & customer
                    advances....................     (207,364)     (758,268)
                  Other current liabilities.....     (610,561)     (206,367)
        Cash (used in)
          operating activities..................     (987,678)     (575,984)

        Cash flows from investing activities:
          Short-term investments................      491,915       741,959
          Property additions....................      (36,000)      (12,235)
              Cash provided by
                investing activities............      455,915       729,724

        Cash flows from financing activities:
          Common shares issued..................        3,968           917
          Increase in revolving loan............         --          60,000
          Decrease in term loan.................         --         (14,615)
          Decrease in accounts payable long-term         --        (496,649)
          Decrease in capital leases............       (3,270)       (2,989)
              Cash provided by (used in)
                financing activities............          698      (453,336)

        Net decrease in cash....................     (531,065)     (299,596)

        Cash at beginning of period.............      560,201       360,915

        Cash at end of period...................   $   29,136    $   61,319

                      See notes to financial statements.

                       SHOPSMITH, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS


        1. In the opinion of management, all adjustments (consisting of only normal and recurring adjustments) have been made as of June 29, 1996 and July 1, 1995 to present the financial statements fairly. However, the results of operations for the three months then ended are not necessarily indicative of results for the fiscal year. The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the annual financial statements. The financial statements accompanying this report should be read in conjunction with the financial statements and notes thereto included in the Annual Report to Shareholders for the year ended March 30, 1996.

        2.  The provision for income taxes is as follows:

                                         Three Months Ended
                                     June 29, 1996   July 1, 1995
           Income before extra-
             ordinary item            $  127,347      $  182,287

           Provision at stat-
             utory rate of 34%            44,000          62,000

           Change in valuation
              allowance                  (44,000)        (62,000)

                  Net                         --              --

           Extraordinary item                            612,612

           Provision at stat-
             utory rate of 34%                           209,000

           Change in valuation
             allowance                                  (209,000)

                  Net                         --              --

            The change to the valuation allowance for all the periods presented represents the realization of tax benefits of temporary differences which reversed during the respective periods.

        3. The bank has committed to renew the revolving credit facility through June 30, 1997. At the Company's request the maximum available borrowing will be $500,000 or 40% of eligible inventory, whichever is less. Interest will be charged at the bank's prime rate plus 0.75 percent. The outstanding principal will be due upon demand. The agreement will require compliance with certain minimum net worth, working capital, financial leverage and other miscellaneous covenants. Substantially all tangible assets will be pledged as collateral. No amounts were outstanding under this arrangement at June 29, 1996.

Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

        Results of Operations

        In the quarter ended June 29, 1996, net sales were $3,376,000, up 7.2% from $3,150,000 in the same period a year ago. This was caused by increases in sales made through the Company's demonstration sales channel in response to a material increase in advertising efforts. The demonstration sales increases were partly offset by reductions in the Company's mail, store and dealer sales.

        Increased sales from the higher-margin demonstration sales channel and sales price increases caused gross margins to increase from 47.8% of net sales in the first quarter last year to 55.7% in the same period in the current year.

        Principally due to increased advertising and other costs expended in the demonstration sales effort, selling and administrative costs increased by 33.4% from $1,329,000 in the quarter ended July 1, 1995 to $1,773,000 in the same period in the current year. As a percent of net sales, these costs increased from 42.2% in the first three months of last year to 52.5% in the first quarter of this year.

        Investment of idle funds and minimal borrowing during the current first quarter caused interest income, net of interest expense, to rise to $16,000 in the first quarter of the current year from near zero for the same period last year.

        For the three months ended June 29, 1996, the Company reflected no provision for income taxes on its pre-tax income. The expense at statutory rates has been offset by the reduction in previously established valuation reserves related to deferred income tax amounts, including tax loss carryforwards, pursuant to SFAS 109.

        Net income of $127,000 or $.05 per share was realized in the quarter ended June 29, 1996 because of the above. In the same period last year a $613,000 or $.23 per share gain from extinguishment of debt was recorded as an extraordinary item. Operations in that same period produced income before the extraordinary item of $182,000 or $.07 per share and, when combined with the extraordinary item, net income of $795,000 or $.30 per share.

        Liquidity and Capital Resources

        Operations used $988,000 of cash in the quarter ended June 29, 1996. In that quarter, net income, adjusted for non-cash items, provided cash of $220,000 while $818,000 of cash was used to reduce accounts payable and other current liabilities and $228,000 was invested in advance payments for promotional activities to take place during the state fair season which occurs during the Company's quarter ending September 28, 1996. Operations used $576,000 of cash in the quarter ended July 1, 1995. In that quarter, net income, adjusted for non-cash items, provided cash of $237,000 while $758,000 of cash was used to reduce accounts payable, primarily in connection with the early payment discount provision of a voluntary vendor payment plan which was discussed earlier. Property additions were $36,000 for the first quarter of the current year as compared to $12,000 in the first quarter of the prior year.
        In the first quarter of the current year, $492,000 was provided by the liquidation of short-term investments as compared to $742,000 from the same source in the first quarter last year while $497,000 was used to reduce long-term accounts payable in that same period.

        The Company's ratio of total debt to equity was 1.26 at June 29, 1996 compared to 1.78 at March 30, 1996. Since the Company's net worth was negative at July 1, 1995, measurement of the debt to equity ratio at that date is not relevant. The current ratio was 1.30 at June 29, 1996 compared to 1.20 at March 30, 1996 and 0.81 at July 1, 1995. The improvement during the last 12 months stemmed from profitability and to the use of current assets to liquidate current liabilities. Profitability caused working capital to improve to a positive $729,000 at June 29, 1996 from a positive $635,000 at March 30, 1996 and a negative $629,000 at July 1, 1995.

        A revolving credit agreement, which expires on June 30, 1997, was signed in July 1996 which provides for maximum short-term borrowing of $500,000 or 40% of eligible inventory, whichever is less. For a discussion of this agreement, reference is made to Note 3 to the Consolidated Financial statements included herein. No amounts were outstanding under the revolving credit portion of the agreement at June 29, 1996.

                          PART II.  OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K.

                                      -NONE-

                                  SIGNATURES


                  Pursuant to the requirements of the Securities
        Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SHOPSMITH, INC.



                                         By /s/William C. Becker
                                               William C. Becker
                                               Vice President of Finance
                                               (Principal Financial
                                               and Accounting Officer)


        Date:  August 1, 1996