Form 10-Q
period 1996-09-28
SHOPSMITH INC
filed 1996-11-06
CIK 89925

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549


                  Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934


        For the quarter ended--            Commission File Number 0-9318
            September 28, 1996

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

        Registrant's Telephone 937-898-6070

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

                                     Yes  X       No ____

        Indicate the number of shares outstanding of each of the registrant's classes of common stock as of October 31, 1996.

        Common shares, without par value:  2,662,475 shares.

                       SHOPSMITH, INC. AND SUBSIDIARIES

                                  INDEX


                                                                 Page No.
        Part I.  Financial Information:

          Item 1.  Financial Statements

             Consolidated Balance Sheets -
              September 28, 1996 and March 30, 1996                  3-4


             Statements of Consolidated Operations and
              Retained Earnings (Deficit) - Three and six months
              Ended September 28, 1996 and September 30, 1995         5


             Consolidated Statements of Cash Flows
              Three and six months Ended September 28, 1996 and
              September 30, 1995                                      6


             Notes to Financial Statements                            7


          Item 2.  Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                                     9


        Part II.  Other Information                                  12



                           PART I.  FINANCIAL INFORMATION

        Item 1.  Financial Statements.


                          SHOPSMITH, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                                                 September 28,    March 30,
               ASSETS                                1996          1996
        Current assets:
          Cash.............................      $   553,171    $   560,201
          Restricted cash..................           11,357        314,635
          Short-term investments...........          253,836        740,871
          Notes and accounts receivable:
            Trade - less allowance for
              doubtful accounts; $251,197
              at June 29 and $237,007 at
              March 30.....................          510,164        292,694
          Inventories......................        1,720,005      1,510,959
          Deferred income taxes (Note 2)...          158,000        253,000
          Prepaid expenses.................          316,691        177,116
                 Total current assets......        3,523,224      3,849,476

        Property:
          Machinery, equipment & tooling...        6,759,556      6,762,942
          Leasehold improvements...........          190,835        190,835
                 Total.....................        6,950,391      6,953,777
          Less accumulated depreciation
            and amortization...............        6,404,878      6,345,197
                 Property - net............          545,513        608,580

        Deferred income taxes (Note 2).....          668,000        563,000

        Other assets.......................            2,158          3,158

                 Total.....................      $ 4,738,895    $ 5,024,214

                    See notes to financial statements.



                        SHOPSMITH, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                                 September 28,    March 30,
       LIABILITIES AND SHAREHOLDERS' EQUITY          1996           1996
        Current liabilities:
          Accounts payable....................   $   938,039    $   847,750
          Capital lease obligations -
            current...........................            --          4,881
          Customer advances...................        50,197         53,921
          Accrued liabilities:
            Compensation and related
              accounts........................       352,316        812,299
            Sales tax payable.................       124,342        152,632
            Accrued recourse liability
              (Note 4)........................        43,079        352,872
            Other.............................       823,258        990,379
              Total current liabilities.......     2,331,231      3,214,734


        Shareholders' equity:
          Preferred shares - without par
            value; authorized 500,000.........            --             --
          Common shares - without par value;
            authorized 5,000,000; outstanding
            2,662,475 at September 28 and
            2,659,175 at March 30.............     2,990,749      2,984,925
          Retained deficit....................      (583,085)    (1,175,445)
              Total shareholders' equity......     2,407,664      1,809,480

              Total...........................   $ 4,738,895    $ 5,024,214


                   See notes to financial statements.


                          SHOPSMITH, INC. AND SUBSIDIARIES
        STATEMENTS OF CONSOLIDATED OPERATIONS AND ACCUMULATED DEFICIT
                             Three Months Ended         Six Months Ended
                        September 28, September 30,  September 28, September 30,
                             1996         1995          1996          1995
Net sales............... $ 3,937,062  $ 3,686,689   $ 7,313,276   $ 6,836,415
Cost of products sold...   1,811,976    1,826,166     3,309,117     3,468,786
Gross profit............   2,125,086    1,860,523     4,004,159     3,367,629

Selling expenses........   1,105,947      785,853     2,287,362     1,575,145
Administrative expenses.     572,987      635,923     1,164,876     1,176,084
   Total selling and
     administrative
     expenses...........   1,678,934    1,421,776     3,452,238     2,751,229

Income from operations..     446,152      438,747       551,921       616,400
Interest income (expense)      9,150      (13,524)       24,981       (13,517)
Other income- net.......       9,711        3,898        15,458         8,525
Income before income
  taxes and extra-
  ordinary item.........     465,013      429,121       592,360       611,408


Income tax benefit......          --      607,000            --       607,000

Income before
  extraordinary item....     465,013    1,036,121       592,360     1,218,408

Extraordinary item-
  gain from extinguish-
  ment of debt                    --         --              --       612,612

Net income..............     465,013    1,036,121       592,360     1,831,020

Accumulated (deficit):
  Beginning of period...  (1,048,098)  (3,408,260)   (1,175,445)   (4,203,159)
  End of period......... $  (583,085) $(2,372,139)  $  (583,085)  $(2,372,139)

Weighted average number
  of common shares
  outstanding...........
  (Note 6)..............   2,731,917    2,678,870     2,731,034     2,678,403

Income per common share:
  Before extraordinary
    item................ $       .17  $       .39   $       .22   $       .45

  Extraordinary item...  $        --  $        --   $        --   $       .23

  Net income............ $       .17  $       .39   $       .22   $       .68

                       See notes to financial statements.

                           SHOPSMITH, INC. & SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Six months Ended
                                                 September 28,  September 30,
                                                      1996          1995
        Cash flows from operating activities:
          Net income............................   $  592,360    $1,831,020
          Adjustments to reconcile net
            income to cash provided by
            (required for) operating activities:
              Depreciation & amortization.......      104,861       105,197
              Provision for doubtful accounts...      125,055        93,779
              Deferred income taxes                        --      (607,000)
              Gain on extinguishment of debt....           --      (612,612)
              Cash provided by (required for)
                changes in assets & liabilities:
                  Restricted cash...............      303,278        43,459
                  Accounts receivable...........     (263,141)     (108,226)
                  Inventories...................     (209,046)       95,562
                  Other current assets..........     (139,575)      (84,371)
                  Other assets..................        1,000          --
                  Accounts payable & customer
                    advances....................       86,565      (673,774)
                  Other current liabilities.....   (1,054,571)     (568,893)
        Cash (used in)
          operating activities..................     (453,214)     (485,859)

        Cash flows from investing activities:
          Short-term investments................      487,035       741,959
          Property additions....................      (41,794)      (32,715)
              Cash provided by
                investing activities............      445,241       709,244

        Cash flows from financing activities:
          Common shares issued..................        5,824         2,476
          Decrease in term loan.................         --         (29,489)
          Decrease in accounts payable long-term         --        (496,649)
          Decrease in capital leases............       (4,881)       (4,029)
              Cash provided by (used in)
                financing activities............          943      (527,691)

        Net decrease in cash....................       (7,030)     (304,306)

        Cash at beginning of period.............      560,201       360,915

        Cash at end of period...................   $  553,171    $   56,609

                      See notes to financial statements.

                       SHOPSMITH, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS


        1. In the opinion of management, all adjustments (consisting of only normal and recurring adjustments) have been made as of September 28, 1996 and September 30, 1995 to present the financial statements fairly. However, the results of operations for the three and six months then ended are not necessarily indicative of results for the fiscal year.
            The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the annual financial statements. The financial statements accompanying this report should be read in conjunction with the financial statements and notes thereto included in the Annual Report to Shareholders for the year ended March 30, 1996.

        2.  The provision for income taxes is as follows:

                           Three Months Ended           Six Months Ended
                       Sep 28, 1996  Sep 30, 1995   Sep 28, 1996  Sep 30, 1995
  Income before extra-
   ordinary item        $  465,013    $  429,121     $  592,360    $  611,408

  Provision at stat-
   utory rate of 34%       158,000       146,000        201,000       208,000

  Change in valuation     (158,000)     (753,000)      (201,000)     (815,000)
   allowance

        Net             $       --    $ (607,000)    $       --      (607,000)

  Extraordinary item                                                  612,612

  Provision at stat-
   utory rate of 34%                                                  208,000

  Change in valuation
   allowance                                                         (208,000)

        Net                                                        $       --

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

        3. By Amendment dated July 1, 1996, the revolving credit agreement providing for maximum short-term borrowing of $500,000 or 40% of eligible inventory, whichever is less, was extended through June 30, 1997. Interest is charged at the bank's prime rate plus 0.75 percent. The outstanding principal is due upon demand. The agreement requires compliance with certain minimum net worth, working capital, financial leverage and other miscellaneous covenants. Substantially all tangible assets are pledged as collateral. No amounts were outstanding under this arrangement at September 28, 1996.

        4. By letter agreement dated August 12, 1996 and in exchange for $421,650, the Company's consumer finance lender agreed to remove the recourse provisions on the approximately $2.5 million of its consumer recourse loans that were outstanding at July 1, 1996. This payment was primarily funded from the Company's restricted cash account. Operating results were not materially affected by this transaction.

Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

        Results of Operations

        Net sales were $3,937,000 in the quarter ended September 28, 1996, up 6.8% from $3,687,000 in the same period a year ago. Increased promotional efforts in the Company's demonstration sales channel resulted in material increases in sales from this, its primary selling activity. These sales increases were partly offset by reductions in the Company's mail sales efforts. Sales for the first six months of the current year, at $7,313,000 were 7.0% higher than in the same period of the prior year.

        Increased sales from the Company's demonstration sales channel, which provides higher margins than do some other selling channels, and sales price increases caused gross margins to increase from 50.5% of net sales in the second quarter and 49.3% in the first six months of last year to 54.0% and 54.8% in the same respective periods in the current year.

        Chiefly because of heightened promotional efforts, advertising and other costs expended in the demonstration sales effort rose causing selling and administrative costs to increase by 18.1% from $1,422,000 in the quarter ended September 30, 1995 to $1,679,000 in the same period in the current year. These costs climbed by $701,000 or 25.5% in the first six months of the current year as compared to the same period last year. As a percent of net sales, these costs increased from 38.6% in the second quarter and 40.2% in the first six months of last year to 42.6% in the second quarter and 47.2% in the first half of the current year.

        Investment of idle funds and minimal borrowing during the current year caused interest income, net of interest expense, to move to $9,000 of income in the second quarter of the current year compared to $13,500 of interest expense for the same period last year. Interest cost about $14,000 in the first half of last year compared to interest income of $25,000 in the same period of the current year. A $613,000 extraordinary gain was recorded during the first half of last year to reflect a non-recurring early payment discount realized by the Company on a voluntary payment plan that was approved by affected creditors in June 1994.

        For the three and six months ended September 28, 1996, the Company reflected no provision for income taxes on its pre-tax income. Except for the quarter ended September 30, 1995, the expense at statutory rates has been offset by the reduction in previously established valuation reserves related to deferred income tax amounts, including tax loss carryforwards, pursuant to SFAS 109. During the quarter ended September 30, 1995, the Company reduced the valuation reserves by $607,000 to reflect its optimism that operating loss and tax credit carryforwards as well as other timing differences would be realized.

        As a result of the above, net income of $465,000 or $.17 per share and $592,000 or $.22 per share was realized in the quarter and six months ended September 28, 1996. These amounts are best compared, in the prior year, to income before taxes and extraordinary item which was $429,000 or $.16 per share in the quarter ended September 30, 1995 and $611,000 or $.23 per share in the first half of last year. Net income was $1,036,000 or $.39 per share in the second quarter last year and $1,831,000 or $.68 in the first half of last year.

        Liquidity and Capital Resources

        Operations used $453,000 of cash in the six months ended September 28, 1996. In that period, net income, adjusted for non-cash items, provided cash of $822,000 while $579,000 of cash was used to reduce accounts payable and other current liabilities. During the current second quarter, in exchange for $422,000 the Company's consumer finance lender agreed to remove the recourse provisions on the approximately $2.5 million of its consumer recourse loans that were outstanding at July 1, 1996. $365,000 of the settlement amount came from the Company's restricted cash with the remainder from operations. Because of this transaction, the Company was able to eliminate the $389,000 loss provision it had recorded as a component of other liabilities against these loans.

        Operations used $486,000 of cash in the six months ended September 30, 1995. In that period, net income, adjusted for non-cash items, provided cash of $810,000 while $1,243,000 of cash was used to reduce accounts payable, primarily in connection with the early payment discount provision of a voluntary vendor payment plan which was discussed earlier, and other liabilities.

        Property additions were $42,000 for the first half of the current year as compared to $33,000 in the first half of the prior year. In the first half of the current year, $487,000 was provided by the liquidation of short-term investments as compared to $742,000 from the same source in the first half of last year. $497,000 was used to reduce long-term accounts payable in the first half of last year.

        The Company's ratio of total debt to equity was 0.97 at September 28, 1996 compared to 1.78 at March 30, 1996 and 5.48 at September 30, 1995. The current ratio was 1.51 at September 28, 1996 compared to 1.20 at March 30, 1996 and
        0.99 at September 30, 1995. The improvement during the last 12 months stemmed from profitability and the use of current assets to liquidate current liabilities. Profitability caused working capital to improve to a positive $1,192,000 at September 28, 1996 from a positive $635,000 at March 30, 1996 and a negative $16,000 at September 30, 1995.

        A revolving credit agreement, which expires on June 30, 1997, was signed in July 1996 which provides for maximum short-term borrowing of $500,000 or 40% of eligible inventory, whichever is less. For a discussion of this agreement, reference is made to Note 3 to the Consolidated Financial statements included herein. No amounts were outstanding under the revolving credit portion of the agreement at September 28, 1996. Management believes financial resources will be adequate to meet operating needs.

                          PART II.  OTHER INFORMATION

    ITEMS 1-3   Not applicable during this reporting period.

    ITEM 4 The Company held its Annual Meeting of Shareholders on July 31, 1996. At the meeting, shareholders (i) elected Messrs. John R. Folkerth, J. Michael Herr and Edward A. Nicholson as directors of the Company and
                (ii) approved the appointment of Crowe, Chizek and Company as independent public accountants for the Company. Vote tabulations were as follows:

                                                                  Broker
    Issue                        For     Against     Withheld     Non-Votes

    Election of Directors:

        John R. Folkerth      2,203,177     --        24,264        N/A

        J. Michael Herr       2,198,444     --        28,997        N/A

        Edward A. Nicholson   2,196,462     --        30,979        N/A

    Appointment of Crowe,
        Chizek and Company    2,147,360   12,219      67,862        N/A

        Directors continuing in office were Robert L. Folkerth, John
        L. Schaefer; Brady L. Skinner and Richard L. Snell.

                The Company also held a Special Meeting of Shareholders on July 31, 1996. At the meeting, shareholders authorized a proposal to allow the Chief Executive officer of the Company to acquire up to 33 1/3% of the outstanding Common Shares of the Company. Vote tabulations were as follows:

                Vote Based Upon All Outstanding Shares:

                Shares eligible to vote:                2,660,875
                Shares represented at the meeting:      2,227,441
                For:                                    1,499,367
                Against:                                  144,353
                Abstain:                                   33,836
                Broker Non-votes:                         549,885

                Vote of Disinterested Shares:

                Number of Disinterested Shares:         1,987,912
                Number of Disinterested Shares
                 represented at meeting:                1,579,222
                For:                                      851,148
                Against:                                  144,353
                Abstain:                                   33,836
                Broker Non-votes:                         549,885

    ITEM 5.     Not applicable during this reporting period.

    ITEM 6.     Exhibits and Reports on Form 8-K
                a.  Instruments defining the Rights of Security
                    Holders Including Indentures

                    4.12  Sixth Amendment to the Loan and Security
                            Agreement dated July 1, 1996 between
                            Huntington National Bank and Shopsmith,
                            Inc.

                b.  Not applicable during this reporting period.

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

                                         SHOPSMITH, INC.



                                         By /s/William C. Becker
                                               William C. Becker
                                               Vice President of Finance
                                               (Principal Financial
                                               and Accounting Officer)


        Date:  November 6, 1996

                            Exhibit 4.12

SIXTH AMENDMENT TO LOAN AND SECURITY AGREEMENT

THIS SIXTH AMENDMENT (this "Amendment") to the Loan and Security Agreement is entered into as of the 1st day of July, 1996, by, between and among Shopsmith, Inc., Shopsmith Woodworking Promotions, Inc., and Shopsmith Woodworking Centers Ltd. Co. (hereinafter collectively and/or separately referred to as the "Company") and The Huntington National Bank (hereinafter the "Bank").

RECITALS:
A. As of September 1, 1989, the Company (with the exception of Shopsmith Woodworking Centers Ltd. Co.) and the Bank executed a certain Loan and Security Agreement, that was subsequently amended by a First Amendment to Loan and Security Agreement dated July 11, 1990, a Second Amendment to Loan and Security Agreement dated April 23, 1991, a Third Amendment to Loan and Security Agreement dated as of June 21, 1993, a Fourth Amendment to Loan and Security Agreement dated as of October 5, 1993, and a Fifth Amendment to Loan and Security Agreement dated as of July 1, 1995 (hereinafter collectively the "Loan Agreement"), setting forth the terms of certain loans to the Company; and

B. As of September 1, 1989, the Company executed and delivered to the Bank, inter alia, a revolving note in the original principal sum of Four Million Dollars ($4,000,000.00), which was replaced by a certain revolving note in the original principal sum of One Million Dollars ($1,000,000.00) (hereinafter the "Revolving Note"); and

C. In connection with the Loan Agreement and at various other times, the Company executed and delivered to the Bank certain other loan documents, promissory notes, consents, assignments, security agreements, agreements, instruments and financing statements in connection with the indebtedness referred to in the Loan Agreement (all of the foregoing, together with the Revolving Note and the Loan Agreement, are hereinafter collectively referred to as the "Loan Documents"); and

D. In connection with the Company's violation of certain terms of the Loan Agreement, the Company and the Bank entered into certain letter agreements dated April 26, 1994, August 11, 1994 and December 19, 1994 (collectively the "Forbearance Agreements"); and

E. The Company and the Bank desire to amend and modify certain terms in the Loan Agreement.

NOW, THEREFORE, in consideration of the mutual covenants, agreements and promises contained herein, the receipt and sufficiency of which are hereby acknowledged, and intending to be legally bound, the Company and the Bank, for themselves and their successors and assigns do hereby agree, recite, represent and warrant as follows:

1. Section 2, "The Loan and Lending Formula," of the Loan Agreement is hereby amended to recite in its entirety that:

2. The Loan and Lending Formula. The Bank, subject to the terms and conditions hereof, will make loans and advances to the Company up to the aggregate sum of $500,000.00 (the "Loan"). The Loan shall be comprised of a revolving loan up to the sum of $500,000.00, subject to the limitations on maximum advances set forth below (the "Revolving Loan") and commercial letters of credit not to exceed the aggregate stated amount outstanding at any one time of $100,000.00 (the "Letters of Credit"). The principal balance of the Revolving Loan plus the aggregate stated amount of all outstanding Letters of Credit shall not exceed an amount equal to the lesser of (a) 40% of Eligible Inventory (the "Borrowing Base") or (b) $500,000.00.

2. Section 4. 1, "Interest Rates, Fees, Terms and Costs," of the Loan Agreement is hereby amended to recite in its entirety that:

4.1 Interest Rates, Fees, Terms and Costs. The Company agrees to pay the Bank monthly interest on the unpaid balance of the Loan at the rates of interest set forth in the promissory note or notes and/or commercial letter of credit reimbursement agreements evidencing the Loan. The Company further agrees to pay upon issuance of each Letter of Credit an issuance fee equal to one-quarter of one percentage point of the stated amount of such Letter of Credit; provided, however, that each issuance fee shall be not less than $50.00, plus fees for service and handling as established from time to time by the Bank. The Loan shall be evidenced by (i) promissory notes or by one or more promissory notes subsequently executed in substitution therefor, each in substantially the form set forth in Exhibit A-1 attached hereto, and (ii) a commercial letter of credit reimbursement agreement substantially in the form of Exhibit A-3 to the Third Amendment to Loan and Security Agreement, or by a commercial letter of credit reimbursement agreement subsequently executed in substitution therefor. Repayment of the Loan shall be made in accordance with the terms of the promissory note or notes and/or commercial letter of credit reimbursement agreements then outstanding pursuant to this Agreement. Any advances made pursuant hereto shall be in the sole and absolute discretion of the Bank. Each advance request of the Company shall be accompanied by a borrowing certificate or such other documents or communications as may be acceptable to the Bank in its sole and absolute discretion. The Company further agrees to pay analysis fees, audit fees in the amount of $500.00 per day per auditor for each audit (which audits shall be conducted twice a year in the absence of an Event of Default hereunder), plus out-of-pocket expenses, and all costs and expenses incidental to or in connection with the Loan or any service provided by the Bank, the enforcement of the Bank's rights in connection therewith, any amendment or modification of this Agreement or any other loan documents, any litigation, contest, dispute, proceeding or action in any way relating to the Collateral or to this Agreement, whether any of the foregoing are incurred prior to or after maturity, the occurrence of an Event of Default, or the rendering of a judgment. Such costs shall include, but not be limited to, fees and out-of-pocket expenses of the Bank's counsel, recording fees, inspections fees, revenue stamps and note and mortgage taxes.

3. Section 7.9, "Acquisition of Capital Stock," of the Loan Agreement is hereby amended to recite in its entirety that:

7.9 Acquisition of Capital Stock. The Company shall not redeem or acquire any of its own capital stock except (a) through the use of the net proceeds from the simultaneous sale of an equivalent amount of its capital stock for the same purchase or redemption price or (b) for Permitted Distributions. "Permitted Distributions" shall mean the aggregate amount of distributions to shareholders, dividends to shareholders, and redemption or acquisition of the Company's capital stock which, in any fiscal year, shall not exceed 35% of the difference between (i) the net income after taxes of the Company for such fiscal year, which in accordance with generally accepted accounting principles ("GAAP") would be included as net income on the statements of income of the Company for such period, minus (ii) the sum of the amounts for such period of extraordinary gains (and any unusual gains arising outside the ordinary course of business not included in extraordinary gains determined in accordance with GAAP).

4. Section 7. 10, "Cash Dividends and Other Distributions," of the Loan Agreement is hereby amended to recite in its entirety that:

7.10 Cash Dividends and Other Distributions. Except to the extent of Permitted Distributions, the Company shall not declare any cash dividends or make any other distributions of any kind to shareholders during the occurrence and continuance of an Event of Default pursuant to this Agreement.

5. Section 7.11, "Tangible Net Worth," of the Loan Agreement is hereby amended to recite in its entirety that:

7.11 Tangible Net Worth. The Company shall maintain at all times a Tangible Net Worth of not less than $1,000,000.00. For the purposes of this Agreement, "Tangible Net Worth" means the Company's equity, minus the sum of all of the following: (i) the excess of cost over the value of net assets of purchased businesses, rights and other similar intangibles, (ii) organizational expenses, (iii) intangible assets (to the extent not reflected in the foregoing), (iv) goodwill, (v) deferred charges or deferred financing costs, (vi) loans or advances to affiliates, (vii) accounts or notes receivable from affiliates, and
(viii) non-compete agreements.

6. Section 7.12, "Working Capital," of the Loan Agreement is hereby amended to recite in its entirety that:

7.12 Working Capital. The Company shall maintain at all times a Working Capital of not less than $100,000.00. For the purposes of this Agreement, "Working Capital" means the excess of current assets over current liabilities, and the obligations owing pursuant to the Loan shall be considered a current liability.

7. Section 7.13, "Ratio of Total Liabilities to Tangible Net Worth," of the Loan Agreement is hereby amended to recite in its entirety that:

7.13 Ratio of Total Liabilities to Tangible Net Worth. The Company shall maintain at all times a ratio of Total Liabilities to Tangible Net Worth of not greater than 3.00 to 1.00 . For purposes of this Agreement, "Total Liabilities" means with respect to the Company (i) all indebtedness for borrowed money or for the deferred purchase price of property or services, (ii) any other indebtedness which is evidenced by a note, bond, debenture or similar instrument, (iii) all obligations with respect to any letter of credit issued for the account of the Company, (iv) all obligations in respect of acceptances issued or created for the account of the Company, (v) lease obligations which, in accordance with GAAP, should be capitalized,
(vi) all liabilities (including lease obligations) secured by any lien or encumbrance on any property owned by the Company even though the Company has not assumed or otherwise become liable for the payment thereof, (vii) all obligations of the Company with respect to interest rate protection agreements (valued at the termination value thereof computed in accordance with a method approved by the International Swap Dealers' Association), and (viii) all other obligations of the Company which, in accordance with GAAP, would be classified upon a balance sheet as liabilities (except capital stock and surplus earned).

8. Section 7.14, "Capital Expenditures," of the Loan Agreement is hereby amended to recite in its entirety that:

7.14 Capital Expenditures. The Company will not make any expenditure for fixed or capital assets, including by way of the incurrence of capitalized lease obligations, expenditures for maintenance and repairs which should be capitalized in accordance with generally accepted accounting principles or otherwise, in excess of $600,000.00 in any fiscal year.

9. Section 7.16, "Operating Lease Rentals," of the Loan Agreement is hereby amended to recite in its entirety that:

7.16 Operating Lease Rentals. The Company will not without the prior wntten approval of the Bank enter into operating leases providing in the aggregate for annual rentals which exceed $750,000.00.

10. Section 7.24, "Inventory Turnover," of the Loan Agreement is hereby deleted in its entirety.

II. Sections 9. 1 (a) and (b) of the Loan Agreement are hereby amended to recite in their entirety that:

(a) the Company fails to make any payment of principal, interest or any other sum due and payable under any promissory note or commercial letter of credit reimbursement agreement executed in connection with this Agreement on or before the date such payment is due; (b) the Company fails to perform or observe any agreement, term or covenant contained in Sections 2, 4.2, 5, 7.1 through and including 7. 1 0 or 8 of of this Agreement, and the Bank provides written notice to the Company of the same; (c) the Company fails to comply with any other provision of this Agreement, and such failure continues for more than 30 days after the Bank provides written notice to the Company of the same;

The remainder of Section 9. 1, "Events of Default," of the Loan
Agreement shall remain as written originally.

11. Concurrently with the execution of this Amendment, the Company shall execute and deliver to the Bank a promissory note, and such note shall be in the form of Exhibit A attached to this Amendment to evidence the Revolving Loan. After receipt of the new promissory note, the Bank will mark the old promissory note being replaced hereby, "Replaced."

12. The Company agrees further that the extension of the maturity date, subject to demand, or any other indulgence granted the Company by the Bank shall in no way indicate the Bank's agreement to any further extension or indulgence.

13. Each reference to the Loan Agreement, whether by use of the phrase "Loan and Security Agreement," "Loan Agreement," "Agreement," the prefix "herein" or any other term, and whether contained in the Loan Agreement itself, in this Amendment or any document executed concurrently herewith or in any loan documents executed hereafter, shall be construed as a reference to the Loan Agreement as amended by this Amendment.

14. The Company hereby reaffirms each and every warranty and representation made in the Loan Documents as if the same were made as of the date this Amendment becomes effective, except to the extent that such warranties and representations relate to an earlier date.

15. Except as modified herein, the Loan Agreement, Loan Documents and all other agreements as to payment, guarantee of payment or security executed in connection therewith shall remain as written originally and in full force and effect in all respects, and nothing herein shall affect, modify, limit or impair any of the rights and powers which the Bank may have thereunder. Any modification or waiver of any of the agreements, covenants, or terms of the Loan Agreement or the Loan Documents shall not be construed as the Bank's agreement or intention to agree to any further modifications or waivers.

16. The Company agrees to perform and observe all of the covenants, agreements, stipulations, and conditions to be performed under the Loan Agreement, Loan Documents, and all other related agreements, as amended hereby.

17. The Company represents and warrants that no "Event of Default," as defined in the Loan Agreement, has occurred and is continuing, nor will any occur immediately after the execution and delivery of this Amendment by the performance or observance of any provision hereof.

18. The Company hereby represents and warrants to the Bank that as to such Company (a) such Company has legal power and authority to execute and deliver the within Amendment; (b) the officer executing the within Amendment on behalf of such Company has been duly authorized to execute and deliver the same and bind such Company with respect to the provisions provided for herein; (c) the execution and delivery hereof by such Company and the performance and observance by such Company of the provisions hereof do not violate or conflict with the articles of incorporation, regulations or by-laws of such Company or any law applicable to such Company or result in the breach of any provision of or constitute a default under any agreement, instrument or document binding upon or enforceable against such Company; and (d) this Amendment constitutes a valid and legally binding obligation upon such Company in every respect.

19. THIS AMENDMENT shall become effective only upon its execution by all parties hereto.

20. The capitalized terms herein shall have the same meanings as the capitalized terms in the Loan Agreement as amended hereby.


IN WITNESS WHEREOF, the Company and the Bank have hereunto set their hands at Dayton, Ohio and Columbus, Ohio, respectively, on the date first set forth above.

COMPANY:

SHOPSMITH, INC.
By: /s John R. Folkerth
Its: Chairman

SHOPSMITH WOODWORKING PROMOTIONS, INC.
By: /s John R. Folkerth
Its: President

SHOPSMITH WOODWORKING CENTERS LTD. Co.
By: /s John R. Folkerth
Its: President

BANK:
THE HUNTINGTON NATIONAL BANK
By: /s John Mills
Its: Vice President

COLUMBUS/0273455.04

EXHIBIT A

THE HUNTINGTON NATIONAL BANK
Revolving Note

City           Office           Division      Branch        [X] Secured
Account No.    Note No.                                     [ ] Unsecured

Account Name SHOPSMITH, INC., SHOPSMITH WOODWORKING PROMOTIONS, INC., SHOPSMITH WOODWORKING CENTERS LTD. CO.

[X] Corporations     Partnership             Individual/Proprietorship
[ ] Other

$500,000.00   , Ohio               As of July 1, 1996

FOR VALUE RECEIVED, the undersigned jointly and severally promise to pay to the order of THE HUNTINGTON NATIONAL BANK (hereinafter called the "Bank," which term shall include any holder hereof) at the Bank's offices located at Columbus, Ohio or such other place as the Bank may designate in writing, the sum of Five Hundred Thousand Dollars ($500,000.00) or so much thereof as shall have been advanced by the Bank at any time and not hereafter repaid pursuant to the terms of the "Loan Agreement" (as defined below), which sum shall hereinafter be referred to as "Principal Sum," together with interest as hereinafter provided and payable as hereinafter provided. The proceeds of the loan evidenced hereby may be advanced, repaid and readvanced in partial amounts during the term of this revolving note (this "Note") and prior to maturity. Each such advance shall be made to the undersigned upon receipt by the Bank of the undersigned's application therefor and disbursement instructions, which shall be in such form as the Bank shall from time to time prescribe. The Bank shall be entitled to rely on any oral or telephonic communication requesting an advance and/or providing disbursement instructions hereunder, which shall be received by it in good faith from anyone reasonably believed by the Bank to be the undersigned, or the undersigned's authorized agent. The undersigned agree that all advances made by the Bank will be evidenced by entries made by the Bank into its electronic data processing system and/or internal memoranda maintained by the Bank. The undersigned further agree that the sum or sums shown on the most recent printout from the Bank's electronic data processing system and/or on such memoranda shall be rebuttably presumptive evidence of the amount of the Principal Sum and of the amount of any accrued interest.

This Note is executed and the advances contemplated hereunder are to be made pursuant to a Loan and Security Agreement between the undersigned and the Bank dated as of September 1, 1989, and all amendments and modifications thereto, including but not limited to a First Amendment to Loan and Security Agreement dated July 11, 1990, a Second Amendment to Loan and Security Agreement dated April 23, 1991, a Third Amendment to Loan and Security Agreement dated June 21, 1993, a Fourth Amendment to Loan and Security Agreement dated October 5,

1994, a Fifth Amendment to Loan and Security Agreement dated as of July 1, 1995, and a Sixth Amendment to Loan and Security Agreement dated as of September 1, 1996 (collectively the "Loan Agreement"), and all the covenants, representations, agreements, terms, and conditions contained therein, including but not limited to additional conditions of default, are incorporated herein as if fully rewritten.

A portion of this Note is substitute evidence for a certain Revolving Note dated September 1, 1989, in the original principal sum of $1,000,000.00, and certain Revolving Notes dated September 1, 1989, in the original principal sums of $4,000,000.00.


INTEREST

Interest will accrue on the unpaid balance of the Principal Sum until paid at a variable rate of interest per annum, which shall change in the manner set forth below, equal to three-quarters of one point
(3/4%) in excess of the Prime Commercial Rate.

Upon default, whether by acceleration or otherwise, interest will accrue on the unpaid balance of the Principal Sum and unpaid interest, if any, until paid at a variable rate of interest per annum, which shall change in the manner set forth below, equal to four and three-quarter percentage points (4 3/4%) in excess of the Prime
Commercial Rate.

All interest shall be calculated on the basis of a 360 day year for the actual number of days the Principal Sum or any part thereof remains unpaid. There shall be no penalty for prepayment, except that any discounted interest shall only be rebated in the event of prepayment in full, based on the actual number of days elapsed, but no rebate shall be made for any amount less than $ 1. 00.

As used herein, "Prime Commercial Rate" shall mean the rate established by the Bank from time to time based on its consideration of economic, money market, business and competitive factors. The Prime Commercial Rate is not necessarily the Bank's most favored rate. Subject to any maximum or minimum interest rate limitation specified herein or by applicable law, any variable rate of interest on the obligation evidenced hereby shall change automatically without notice to the undersigned immediately with each change in the Prime Commercial Rate.

MANNER OF PAYMENT

The Principal Sum shall be due and payable on DEMAND, and at maturity, whether by demand, acceleration or otherwise. Accrued interest shall be due and payable monthly beginning on August 1, 1996, and continuing on the first day of each month thereafter, and at maturity, whether by acceleration or otherwise.

LATE CHARGE

Any installment or other payment not made within 10 days of the date such payment or installment is due shall be subject to a late charge equal to 5% of the amount of the installment or payment, provided, however, that the Bank provides written notice to the undersigned of such nonpayment.

SECURITY

This Note is secured by the security interests and assignments granted or referred to in the Loan Agreement.

DEFAULT

Upon the occurrence of any of the following events:

(1) the undersigned fails to make any payment of principal or interest on or before the date such payment; or

(2) an Event of Default (as defined in the Loan Agreement) shall have occurred;

then the Bank may, at its option, without notice or demand, accelerate the maturity of the obligations evidenced hereby, which obligations shall become immediately due and payable and the Bank shall have all other rights of a secured party or creditor under Ohio law. In the event the Bank shall institute any action for the enforcement or collection of the obligations evidenced hereby, the undersigned agree to pay all costs and expenses of such action, including reasonable attorneys' fees, to the extent permitted by law.

GENERAL PROVISIONS

All of the parties hereto, including the undersigned, and any indorser, surety, or guarantor, hereby jointly and severally waive presentment, notice of dishonor, protest, notice of protest, and diligence in bringing suit against any party hereto, waive the defenses of impairment of collateral for the obligation evidenced hereby, impairment of a person against whom the Bank has any right of recourse, and any defenses of any accommodation maker and consent that, without discharging any of them, the time of payment and any other provision of this promissory note may be extended or modified an unlimited number of times before or after maturity without notice to the undersigned. The undersigned jointly and severally agree that they will pay the obligations evidenced hereby, irrespective of any action or lack of action on Bank's part in connection with the acquisition, perfection, possession, enforcement, disposition, or modification of all the obligations evidenced hereby or any and all security therefor, and no omission or delay on Bank's part in exercising any right against, or taking any action to collect from or pursue Bank's remedies against any party hereto will release, discharge, or modify the duties of the undersigned to make payments hereunder. The undersigned agree that Bank will not be required to pursue or exhaust any of its rights or remedies against the undersigned or any guarantors of the obligations evidenced hereby with respect to the payment of any said obligations, or to pursue, exhaust or preserve any of Bank's rights or remedies with respect to any collateral, security or other guaranties given to secure said obligations.

The obligations evidenced hereby may from time to time be evidenced by another note or notes given in substitution, renewal or extension hereof. Any security interest or mortgage which secures the obligations evidenced hereby shall remain in full force and effect notwithstanding any such substitution, renewal, or extension.

The captions used herein are for references only and shall not be deemed a part of this Note. If any of the terms or provisions of this Note shall be deemed unenforceable, the enforceability of the remaining terms and provisions shall not be affected. This Note shall be governed by and construed in accordance with the law of the State of Ohio.

WAIVER OF RIGHT TO TRIAL BY JURY

EACH PARTY TO THIS AGREEMENT HEREBY EXPRESSLY WAIVES ANY RIGHT TO TRIAL BY JURY OF ANY CLAIM, DEMAND, ACTION OR CAUSE OF ACTION (1) ARISING UNDER THIS AGREEMENT OR ANY OTHER INSTRUMENT, DOCUMENT OR AGREEMENT EXECUTED OR DELIVERED IN CONNECTION HEREWITH, OR (2) IN ANY WAY CONNECTED WITH OR RELATED OR INCIDENTAL TO THE DEALINGS OF THE PARTIES HERETO OR ANY OF THEM WITH RESPECT TO THIS AGREEMENT OR ANY OTHER INSTRUMENT, DOCUMENT OR AGREEMENT EXECUTED OR DELIVERED IN CONNECTION HEREWITH, OR THE TRANSACTIONS RELATED HERETO OR THERETO, IN EACH CASE WHETHER NOW EXISTING OR HEREAFTER ARISING, AND WHETHER SOUNDING' IN CONTRACT OR TORT OR OTHERWISE; AND EACH PARTY HEREBY AGREES AND CONSENTS THAT ANY SUCH CLAIM, DEMAND, ACTION OR CAUSE OF ACTION SHALL BE DECIDED BY COURT TRIAL WITHOUT A JURY, AND THAT ANY PARTY TO THIS AGREEMENT MAY FILE AN ORIGINAL COUNTERPART OR A COPY OF THIS SECTION WITH ANY COURT AS WRITTEN EVIDENCE OF THE CONSENT OF THE PARTIES HERETO TO THE WAIVER OF THEIR RIGHT TO TRIAL BY JURY.

WARRANT OF ATTORNEY

Each of the undersigned authorizes any attorney at law to appear in any Court of Record in the State of Ohio or in any state or territory of the United States after the above indebtedness becomes due, whether by acceleration or otherwise, to waive the issuing and service of process, and to confess judgment against any one or more of the undersigned in favor of the Bank for the amount then appearing due together with costs of suit, and thereupon to waive all errors and all rights of appeal and stays of execution. No such judgment or judgments against less than all of the undersigned shall be a bar to a subsequent judgment or judgments against any one or more of the undersigned against whom judgment has not been obtained hereon, this being a joint and several warrant of attorney to confess judgment.

SHOPSMITH, INC.
By:
Its:

WARNING--BY SIGNING THIS PAPER YOU GIVE UP YOUR RIGHT TO NOTICE AND COURT TRIAL. IF YOU DO NOT PAY ON TIME A COURT JUDGMENT MAY BE TAKEN AGAINST YOU WITHOUT YOUR PRIOR KNOWLEDGE AND THE POWERS OF A COURT CAN BE USED TO COLLECT FROM YOU REGARDLESS OF ANY CLAIMS YOU MAY HAVE AGAINST THE CREDITOR WHETHER FOR RETURNED GOODS, FAULTY GOODS, FAILURE ON HIS PART TO COMPLY WITH THE ,AGREEMENT, OR ANY OTHER CAUSE.

SHOPSMITH WOODWORKING PROMOTIONS, INC.
By:
Its:

WARNING--BY SIGNING THIS PAPER YOU GIVE UP YOUR RIGHT TO NOTICE AND COURT TRIAL. IF YOU DO NOT PAY ON TIME A COURT JUDGMENT MAY BE TAKEN AGAINST YOU WITHOUT YOUR PRIOR KNOWLEDGE AND THE POWERS OF A COURT CAN BE USED TO COLLECT FROM YOU REGARDLESS OF ANY CLAIMS YOU MAY HAVE AGAINST THE CREDITOR WHETHER FOR RETURNED GOODS, FAULTY GOODS, FAILURE ON HIS PART TO COMPLY WITH THE AGREEMENT, OR ANY OTHER CAUSE.

SHOPSMITH WOODWORKING CENTERS LTD.  CO.
By:
Its:

WARNING--BY SIGNING THIS PAPER YOU GIVE UP YOUR RIGHT TO NOTICE AND COURT TRIAL. IF YOU DO NOT PAY ON TIME A COURT JUDGMENT MAY BE TAKEN AGAINST YOU WITHOUT YOUR PRIOR KNOWLEDGE AND THE POWERS OF A COURT CAN BE USED TO COLLECT FROM YOU REGARDLESS OF ANY CLAIMS YOU MAY HAVE AGAINST THE CREDITOR WHETHER FOR RETURNED GOODS, FAULTY GOODS, FAILURE ON HIS PART TO COMPLY WITH THE AGREEMENT, OR ANY OTHER CAUSE.



COLUMBUS/0273488.01

THE HUNTINGTON NATIONAL BANK
Revolving Note

City       Office          Division      Branch       [X] Secured
Account No.                Note No.                   [ ]Unsecured

Account Name SHOPSMITH, INC., SHOPSMITH WOODWORKING PROMOTIONS, INC., SHOPSMITH WOODWORKING CENTERS LTD. CO.

[X] Corporations           Partnership       Individual/Proprietorship
[ ] Other

$500,000.00   Dayton, Ohio  As of July 1, 1996

FOR VALUE RECEIVED, the undersigned jointly and severally promise to pay to the order of THE HUNTINGTON NATIONAL BANK (hereinafter called the "Bank," which term shall include any holder hereof) at the Bank's offices located at Columbus, Ohio or such other place as the Bank may designate in writing, the sum of Five Hundred Thousand Dollars ($500,000.00) or so much thereof as shall have been advanced by the Bank at any time and not hereafter repaid pursuant to the terms of the "Loan Agreement" (as defined below), which sum shall hereinafter be referred to as "Principal Sum," together with interest as hereinafter provided and payable as hereinafter provided. The proceeds of the loan evidenced hereby may be advanced, repaid and readvanced in partial amounts during the term of this revolving note (this "Note") and prior to maturity. Each such advance shall be made to the undersigned upon receipt by the Bank of the undersigned's application therefor and disbursement instructions, which shall be in such form as the Bank shall from time to time prescribe. The Bank shall be entitled to rely on any oral or telephonic communication requesting an advance and/or providing disbursement instructions hereunder, which shall be received by it in good faith from anyone reasonably believed by the Bank to be the undersigned, or the undersigned's authorized agent. The undersigned agree that all advances made by the Bank will be evidenced by entries made by the Bank into its electronic data processing system and/or internal memoranda maintained by the Bank. The undersigned further agree that the sum or sums shown on the most recent printout from the Bank's electronic data processing system and/or on such memoranda shall be rebuttably presumptive evidence of the amount of the Principal Sum and of the amount of any accrued interest.

This Note is executed and the advances contemplated hereunder are to be made pursuant to a Loan and Security Agreement between the undersigned and the Bank dated as of September 1, 1989, and all amendments and modifications thereto, including but not limited to a First Amendment to Loan and Security Agreement dated July 11, 1990, a Second Amendment to Loan and Security Agreement dated April 23, 1991, a Third Amendment to Loan and Security Agreement dated June 21, 1993, a Fourth Amendment to Loan and Security Agreement dated October 5,

1994, a Fifth Amendment to Loan, and Security Agreement dated as of July 1, 1995, and a Sixth Amendment to Loan and Security Agreement dated as of September 1, 1996 (collectively the "Loan Agreement"), and all the covenants, representations, agreements, terms, and conditions contained therein, including but not limited to additional conditions of default, are incorporated herein as if fully rewritten.

A portion of this Note is substitute evidence for a certain Revolving Note dated September 1, 1989, in the original principal sum of $1,000,000.00, and certain Revolving Notes dated September 1, 1989, in the original principal sums of $4,000,000.00.


INTEREST

Interest will accrue on the unpaid balance of the Principal Sum until paid at a variable rate of interest per annum, which shall change in the manner set forth below, equal to three-quarters of one point
(3/4%) in excess of the Prime Commercial Rate.

Upon default, whether by acceleration or otherwise, interest will accrue on the unpaid balance of the Principal Sum and unpaid interest, if any, until paid at a variable rate of interest per annum, which shall change in the manner set forth below, equal to four and three-quarter percentage points (4 3/4%) in excess of the Prime
Commercial Rate.

All interest shall be calculated on the basis of a 360 day year for the actual number of days the Principal Sum or any part thereof remains unpaid. There shall be no penalty for prepayment, except that any discounted interest shall only be rebated in the event of prepayment in full, based on the actual number of days elapsed, but no rebate shall be made for any amount less than $ 1.00.

As used herein, "Prime Commercial Rate" shall mean the rate established by the Bank from time to time based on its consideration of economic, money market, business and competitive factors. The Prime Commercial Rate is not necessarily the Bank's most favored rate. Subject to any maximum or minimum interest rate limitation specified herein or by applicable law, any variable rate of interest on the obligation evidenced hereby shall change automatically without notice to the undersigned immediately with each change in the Prime Commercial Rate.

MANNER OF PAYMENT

The Principal Sum shall be due and payable on DEMAND, and at maturity, whether by demand, acceleration or otherwise. Accrued interest shall be due and payable monthly beginning on August 1, 1996, and continuing on the first day of each month thereafter, and at maturity, whether by acceleration or otherwise.

LATE CHARGE

Any installment or other payment not made within 10 days of the date such payment or installment is due shall be subject to a late charge equal to 5% of the amount of the installment or payment, provided, however, that the Bank provides written notice to the undersigned of such nonpayment.

SECURITY

This Note is secured by the security interests and assignments granted or referred to in the Loan Agreement.

DEFAULT

Upon the occurrence of any of the following events:

(1) the undersigned fails to make any payment of principal or interest on or before the date such payment; or

(2) an Event of Default (as defined in the Loan Agreement) shall have occurred;

then the Bank may, at its option, without notice or demand, accelerate the maturity of the obligations evidenced hereby, which obligations shall become immediately due and payable and the Bank shall have all other rights of a secured party or creditor under Ohio law. In the event the Bank shall institute any action for the enforcement or collection of the obligations evidenced hereby, the undersigned agree to pay all costs and expenses of such action, including reasonable attorneys' fees, to the extent permitted by law.

GENERAL PROVISIONS

All of the parties hereto, including the undersigned, and any indorser, surety, or guarantor, hereby jointly and severally waive presentment, notice of dishonor, protest, notice of protest, and diligence in bringing suit against any party hereto, waive the defenses of impairment of collateral for the obligation evidenced hereby, impairment of a person against whom the Bank has any right of recourse, and any defenses of any accommodation maker and consent that, without discharging any of them, the time of payment and any other provision of this promissory note may be extended or modified an unlimited number of times before or after maturity without notice to the undersigned. The undersigned jointly and severally agree that they will pay the obligations evidenced hereby, irrespective of any action or lack of action on Bank's part in connection with the acquisition, perfection, possession, enforcement, disposition, or modification of all the obligations evidenced hereby or any and all security therefor, and no omission or delay on Bank's part in exercising any right against, or taking any action to collect from or pursue Bank's remedies against any party hereto will release, discharge, or modify the duties of the undersigned to make payments hereunder. The undersigned agree that Bank will not be required to pursue or exhaust any of its rights or remedies against the undersigned or any guarantors of the obligations evidenced hereby with respect to the payment of any said obligations, or to pursue, exhaust or preserve any of Bank's rights or remedies with respect to any collateral, security or other guaranties given to secure said obligations.

The obligations evidenced hereby may from time to time be evidenced by another note or notes given in substitution, renewal or extension hereof. Any security interest or mortgage which secures the obligations evidenced hereby shall remain in full force and effect notwithstanding any such substitution, renewal, or extension.

The captions used herein are for references only and shall not be deemed a part of this Note. If any of the terms or provisions of this Note shall be deemed unenforceable, the enforceability of the remaining terms and provisions shall not be affected. This Note shall be governed by and construed in accordance with the law of the State of Ohio.

WAIVER OF RIGHT TO TRIAL BY JURY

EACH PARTY TO THIS AGREEMENT HEREBY EXPRESSLY WAIVES ANY RIGHT TO TRIAL BY JURY OF ANY CLAIM, DEMAND, ACTION OR CAUSE OF ACTION (1) ARISING UNDER THIS AGREEMENT OR ANY OTHER INSTRUMENT, DOCUMENT OR AGREEMENT EXECUTED OR DELIVERED IN CONNECTION HEREWITH, OR (2) IN ANY WAY CONNECTED WITH OR RELATED OR INCIDENTAL TO THE DEALINGS OF THE PARTIES HERETO OR ANY OF THEM WITH RESPECT TO THIS AGREEMENT OR ANY OTHER INSTRUMENT, DOCUMENT OR AGREEMENT EXECUTED OR DELIVERED IN CONNECTION HEREWITH, OR THE TRANSACTIONS RELATED HERETO OR THERETO, IN EACH CASE WHETHER NOW EXISTING OR HEREAFTER ARISING, AND WHETHER SOUNDING IN CONTRACT OR TORT OR OTHERWISE; AND EACH PARTY HEREBY AGREES AND CONSENTS THAT ANY SUCH CLAIM, DEMAND, ACTION OR CAUSE OF ACTION SHALL BE DECIDED BY COURT TRIAL WITHOUT A JURY, AND THAT ANY PARTY TO THIS AGREEMENT MAY FILE AN ORIGINAL COUNTERPART OR A COPY OF THIS SECTION WITH ANY COURT AS WRITTEN EVIDENCE OF THE CONSENT OF THE PARTIES HERETO TO THE WAIVER OF THEIR RIGHT TO TRIAL BY JURY.

WARRANT OF ATTORNEY

Each of the undersigned authorizes any attorney at law to appear in any Court of Record in the State of Ohio or in any state or territory of the United States after the above indebtedness becomes due, whether by acceleration or otherwise, to waive the issuing and service of process, and to confess judgment against any one or more of the undersigned in favor of the Bank for the amount then appearing due together with costs of suit, and thereupon to waive all errors and all rights of appeal and stays of execution. No such judgment or judgments against less than all of the undersigned shall be a bar to a subsequent judgment or judgments against any one or more of the undersigned against whom judgment has not been obtained hereon, this being a joint and several warrant of attorney to confess judgment.

SHOPSMITH
By:  /s John R. Folkerth
Its: Chairman

WARNING--BY SIGNING THIS PAPER YOU GIVE UP YOUR RIGHT TO NOTICE AND COURT TRIAL. IF YOU DO NOT PAY ON TIME A COURT JUDGMENT MAY BE TAKEN AGAINST YOU WITHOUT YOUR PRIOR KNOWLEDGE AND THE POWERS OF A COURT CAN BE USED TO COLLECT FROM YOU REGARDLESS OF ANY CLAIMS YOU MAY HAVE AGAINST THE CREDITOR WHETHER FOR RETURNED GOODS, FAULTY GOODS, FAILURE ON HIS PART TO COMPLY WITH THE AGREEMENT, OR ANY OTHER CAUSE.

SHOPSMITH WOODWORKING PROMOTIONS, INC.
By: /s John R. Folkerth
Its: President

WARNING--BY SIGNING THIS PAPER YOU GIVE UP YOUR RIGHT TO NOTICE AND COURT TRIAL. IF YOU DO NOT PAY ON TIME A COURT JUDGMENT MAY BE TAKEN AGAINST YOU WITHOUT YOUR PRIOR KNOWLEDGE AND THE POWERS OF A COURT CAN BE USED TO COLLECT FROM YOU REGARDLESS OF ANY CLAIMS YOU MAY HAVE AGAINST THE CREDITOR WHETHER FOR RETURNED GOODS, FAULTY GOODS, FAILURE ON HIS PART TO COMPLY WITH THE AGREEMENT, OR ANY OTHER CAUSE.

SHOPSMITH WOODWORKING CENTERS LTD.  CO.
By: /s John R. Folkerth
Its: President

WARNING--BY SIGNING THIS PAPER YOU GIVE UP YOUR RIGHT TO NOTICE AND COURT TRIAL. IF YOU DO NOT PAY ON TIME A COURT JUDGMENT MAY BE TAKEN AGAINST YOU WITHOUT YOUR PRIOR KNOWLEDGE AND THE POWERS OF A COURT CAN BE USED TO COLLECT FROM YOU REGARDLESS OF ANY CLAIMS YOU MAY HAVE AGAINST THE CREDITOR WHETHER FOR RETURNED GOODS, FAULTY GOODS, FAILURE ON HIS PART TO COMPLY WITH THE AGREEMENT, OR ANY OTHER CAUSE.



COLUMBUS/0273488.01