Form 10-Q
period 1996-12-29
SHOPSMITH INC
filed 1997-02-07
CIK 89925

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549


                  Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934


        For the quarter ended--            Commission File Number 0-9318
            December 28, 1996

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

                                     Yes  X       No ____

        Indicate the number of shares outstanding of each of the registrant's classes of common stock as of December 28, 1996.

        Common shares, without par value:  2,663,075 shares.

                       SHOPSMITH, INC. AND SUBSIDIARIES

                                  INDEX


                                                                 Page No.
        Part I.  Financial Information:

          Item 1.  Financial Statements

             Consolidated Balance Sheets -
              December 28, 1996 and March 30, 1996                  3-4


             Statements of Consolidated Operations and
              Retained Earnings (Deficit) - Three and nine months
              Ended December 28, 1996 and December 30, 1995          5


             Consolidated Statements of Cash Flows
              Three and nine months Ended December 28, 1996 and
              December 30, 1995                                      6


             Notes to Financial Statements                           7


          Item 2.  Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                                    8


        Part II.  Other Information                                 11


                           PART I.  FINANCIAL INFORMATION

        Item 1.  Financial Statements.


                          SHOPSMITH, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                                                 December 28,    March 30,
               ASSETS                                1996          1996
        Current assets:
          Cash.............................      $   541,002    $   560,201
          Restricted cash..................           53,831        314,635
          Short-term investments...........          514,140        740,871
          Notes and accounts receivable:
            Trade - less allowance for
              doubtful accounts; $223,437
              at December 28 and $235,007
              at March 30..................          376,068        292,694
          Inventories......................        1,822,187      1,510,959
          Deferred income taxes (Note 2)...          167,000        253,000
          Prepaid expenses.................          245,365        177,116
                 Total current assets......        3,719,593      3,849,476

        Property:
          Machinery, equipment & tooling...        6,815,013      6,762,942
          Leasehold improvements...........          190,835        190,835
                 Total.....................        7,005,848      6,953,777
          Less accumulated depreciation
            and amortization...............        6,453,098      6,345,197
                 Property - net............          552,750        608,580

        Deferred income taxes (Note 2).....          659,000        563,000

        Other assets.......................            2,158          3,158

                 Total.....................      $ 4,933,501    $ 5,024,214



                    See notes to financial statements.

                        SHOPSMITH, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                                 December 28,    March 30,
       LIABILITIES AND SHAREHOLDERS' EQUITY          1996           1996
        Current liabilities:
          Accounts payable....................   $   789,276    $   847,750
          Capital lease obligations -
            current...........................            --          4,881
          Customer advances...................        52,503         53,921
          Accrued liabilities:
            Compensation and related
              accounts........................       386,414        812,299
            Sales tax payable.................       110,564        152,632
            Accrued recourse liability........        93,778        352,872
            Other.............................       605,648        990,379
              Total current liabilities.......     2,038,183      3,214,734


        Shareholders' equity:
          Preferred shares - without par
            value; authorized 500,000.........            --             --
          Common shares - without par value;
            authorized 5,000,000; outstanding
            2,663,075 at December 28 and
            2,659,175 at March 30.............     2,992,146      2,984,925
          Retained deficit....................       (96,828)    (1,175,445)
              Total shareholders' equity......     2,895,318      1,809,480

              Total...........................   $ 4,933,501    $ 5,024,214




                   See notes to financial statements.

                          SHOPSMITH, INC. AND SUBSIDIARIES
        STATEMENTS OF CONSOLIDATED OPERATIONS AND ACCUMULATED DEFICIT
                             Three Months Ended         Nine Months Ended
                        December 28, December 30,  December 28, December 30,
                             1996         1995          1996          1995
Net sales............... $ 4,594,688  $ 4,774,214   $11,907,964   $11,610,629
Cost of products sold...   2,182,427    2,333,611     5,491,544     5,802,397
Gross profit............   2,412,261    2,440,603     6,416,420     5,808,232

Selling expenses........   1,343,760    1,410,813     3,631,122     2,985,958
Administrative expenses.     605,750      704,551     1,770,626     1,880,635
   Total selling and
     administrative
     expenses...........   1,949,510    2,115,364     5,401,748     4,866,593

Income from operations..     462,751      325,239     1,014,672       941,639
Interest income (expense)     19,047        3,551        44,028        (9,966)
Other income- net.......       4,459       10,984        19,917        19,508
Income before income
  taxes and extra-
  ordinary item.........     486,257      339,774     1,078,617       951,181


Income tax benefit......          --           --            --       607,000

Income before
  extraordinary item....     486,257      339,774     1,078,617     1,558,181

Extraordinary item-
  gain from extinguish-
  ment of debt                    --      158,211            --       770,824

Net income..............     486,257      497,985     1,078,617     2,329,005

Accumulated (deficit):
  Beginning of period...    (583,085)  (2,372,139)   (1,175,445)   (4,203,159)
  End of period......... $   (96,828) $(1,874,154)  $   (96,828)  $(1,874,154)

Weighted average number
  of common shares
  outstanding...........
  (Note 6)..............   2,754,091    2,691,584     2,753,324     2,690,626

Income per common share:
  Before extraordinary
    item................ $       .18  $       .13   $       .39   $       .58

  Extraordinary item...  $        --  $       .06   $        --   $       .29

  Net income............ $       .18  $       .19   $       .39   $       .87

                       See notes to financial statements.

                           SHOPSMITH, INC. & SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Nine months Ended
                                                 December 28,  December 30,
                                                      1996          1995
        Cash flows from operating activities:
          Net income............................   $1,078,617    $2,329,005
          Adjustments to reconcile net
            income to cash provided by
            (required for) operating activities:
              Depreciation & amortization.......      157,521       159,959
              Provision for doubtful accounts...      177,559       176,159
              Gain on disposal of properties....       (6,700)           --
              Deferred income taxes.............      (10,000)     (607,000)
              Gain on extinguishment of debt....           --      (770,824)
              Cash provided by (required for)
                changes in assets & liabilities:
                  Restricted cash...............      260,804        (6,402)
                  Accounts receivable...........     (130,850)      105,013
                  Inventories...................     (311,228)     (142,453)
                  Other current assets..........      (68,249)     (127,659)
                  Other assets..................        1,000          --
                  Accounts payable & customer
                    advances....................      (59,892)     (722,101)
                  Other current liabilities.....   (1,241,861)     (514,462)
        Cash (used in)
          operating activities..................     (153,279)     (120,765)

        Cash flows from investing activities:
          Short-term investments................      226,731       741,959
          Proceeds from sale of properties......        6,700            --
          Property additions....................     (101,691)     (155,312)
              Cash provided by
                investing activities............      131,740       586,647

        Cash flows from financing activities:
          Common shares issued..................        7,221         4,050
          Decrease in term loan.................         --        (323,310)
          Decrease in accounts payable long-term         --        (496,649)
          Decrease in capital leases............       (4,881)       (8,663)
              Cash provided by (used in)
                financing activities............        2,340      (824,572)

        Net decrease in cash....................      (19,199)     (358,690)

        Cash at beginning of period.............      560,201       360,915

        Cash at end of period...................   $  541,002    $    2,225

                      See notes to financial statements.

                       SHOPSMITH, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

        1. In the opinion of management, all adjustments (consisting of only normal and recurring adjustments) have been made as of December 28, 1996 and December 30, 1995 to present the financial statements fairly. However, the results of operations for the three and nine months then ended are not necessarily indicative of results for the fiscal year.
            The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the annual financial statements. The financial statements accompanying this report should be read in conjunction with the financial statements and notes thereto included in the Annual Report to Shareholders for the year ended March 30, 1996.

        2.  The provision for income taxes is as follows:

                           Three Months Ended           Nine Months Ended
                       Sep 28, 1996  Sep 30, 1995   Sep 28, 1996  Sep 30, 1995
  Income before extra-
   ordinary item        $  486,256    $  339,774     $1,078,617    $  951,181

  Provision at stat-
   utory rate of 34%       166,000       116,000        367,000       324,000

  Change in valuation     (166,000)     (116,000)      (367,000)     (931,000)
   allowance

        Net             $       --            --     $       --      (607,000)

  Extraordinary item                     158,211                      770,824

  Provision at stat-
   utory rate of 34%                      54,000                      262,000

  Change in valuation
   allowance                             (54,000)                    (262,000)

        Net                           $       --                   $       --

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

Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

        Results of Operations
        Net sales were $4,595,000 in the quarter ended December 28, 1996, down 3.8% from $4,774,000 in the quarter ended December 30, 1995, mainly due to decreases in direct mail sales. In the first nine months net sales increased by 2.6% from the same period last year to $11,908,000. The Company's core demonstration sales channel has shown strong performance which has helped to offset the weakness in mail sales. A program was begun in the early fall of 1995 to substantially increase the quantity and effectiveness of advertising efforts supporting the demonstration sales effort.

        This program has proven effective and has permitted the Company to improve margins on many of its products. The improved gross margin rates more than offset the effect of the current third-quarter sales reduction and, in that period, produced gross margins of 52.5% of net sales compared to 51.1% in last year's third quarter. In the year to date, margins improved from 50.0% of net sales last year to 53.9% in the current year.

        When compared with the third quarter last year, during which the more aggressive demonstration sales advertising commenced, selling and administrative costs were down by $165,900 or 7.8%. This decrease was caused chiefly by the Company's decision not to mail a fall catalog to its customer list and to re-evaluation of the Company's exposure to litigation. Due to the increase in demonstration sales advertising in the first two quarters of the current year, selling and administrative costs increased by $535,000 or 11% for the year to date in the current year compared with the same period last year. Selling and administrative costs decreased from 44.3% of net sales in the third quarter last year to 42.4% in the same period this year but increased from 41.9% of net sales for the first nine months of last year to 45.4% of net sales in the same period this year because of the aforementioned increase in demonstration advertising efforts.

        Investment of idle funds and minimal borrowing during the current year caused interest income, net of interest expense, to increase to $19,000 in the third quarter of the current year compared to $4,000 of interest income for the same period last year. Interest cost the Company about $10,000 in the first nine months of last year compared to interest income of $44,000 in the same period of the current year. $158,000 and $770,000 of extraordinary gains were recorded during the first three and nine months, respectively, of last year to reflect non-recurring early payment discounts realized by the Company on voluntary payment arrangements with various lessors and other creditors that were affected by the Company's 1994 decision to close its retail store operation.

        For the three and nine months ended December 28, 1996, the Company reflected no provision for income taxes on its pre-tax income. Except for the quarter ended September 30, 1995, income tax expenses at statutory rates has been offset by reductions in previously established valuation reserves related to deferred income tax amounts, including tax loss carryforwards, pursuant to SFAS 109. During the quarter ended September 30, 1995, the Company reduced the valuation reserves by $607,000 to reflect its optimism that operating loss and tax credit carryforwards as well as other timing differences would be realized.

        As a result of the above, net profits of $486,000 or $.18 per share and $1,079,000 or $.39 per share were realized in the quarter and nine months ended December 28, 1996. These amounts are best compared, in the prior year, to income before taxes and extraordinary item which was $340,000 or $.13 per share in the quarter ended December 30, 1995 and $951,000 or $.35 per share in the first nine months of last year. Net income was $498,000 or $.19 per share in the third quarter last year and $2,329,000 or $.87 in the first nine months of last year.

        Liquidity and Capital Resources
        $153,000 of cash was used in operations in the nine months ended December 28, 1996. In that period, net income, adjusted for non-cash items, provided cash of $1,397,000 while $1,302,000 of cash was used to reduce accounts payable and other current liabilities and $311,000 was used to increase inventories. Operations used $121,000 of cash in the nine months ended December 30, 1995. In that period, net income, adjusted for non-cash items, provided cash of $1,287,000 while $1,237,000 of cash was used to reduce accounts payable, primarily in connection with the early payment discount provision of a voluntary vendor payment plan which was discussed earlier, and other liabilities.

        Property additions were $102,000 for the first nine months of the current year as compared to $155,000 in the first nine months of the prior year. In the first nine months of the current year, $227,000 was provided by the liquidation of short-term investments as compared to $742,000 from the same source in the first nine months of last year. $497,000 was used to reduce long-term accounts payable in the first nine months of last year.

        The Company's ratio of total debt to equity was 0.70 at December 28, 1996 compared to 1.78 at March 30, 1996 and 2.68 at December 30, 1995. The current ratio was 1.82 at December 28, 1996 compared to 1.20 at March 30, 1996 and 1.01 at December 30, 1995. The improvement during the last 12 months stemmed from profitability and the use of current assets to liquidate current liabilities. Profitability caused working capital to improve to $1,681,000 at December 28, 1996 from $635,000 at March 30, 1996 and $26,000 at December 30, 1995.

        No amounts were outstanding under the revolving bank line of credit at December 28, 1996. Management believes financial resources will be adequate to meet operating needs.

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


        Date:  February _, 1997