Form 10-K
period 1997-04-05
SHOPSMITH INC
filed 1997-06-26
CIK 89925

SHOPSMITH, INC.

                                  10-K REPORT

                                   FOR THE

                           YEAR ENDED April 5, 1997

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
             For the fiscal year ended April 5, 1997

                                      OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from __________________ to __________________

     Commission file number 0-9318

                     SHOPSMITH, INC.____________________
           (Exact name of registrant as specified in its charter)
            Ohio____________               ____31-0811466______
   (State or other jurisdiction of           (I.R.S. Employer
    incorporation or organization)           Identification No.)

    ____6530 Poe Avenue, Dayton, Ohio________            __45414____
    (Address of principal executive offices)             (Zip Code)
    Registrant's telephone number, including area code:_(937) 898-6070_

    Securities registered pursuant to Section 12(b) of the Act:
        _Title of Each Class_                   Name of Each Exchange on
               None                             _____which registered_____
                                                           None

    Securities registered pursuant to Section 12(g) of the Act:
                               __Common Shares___
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes_X__    No____

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 4, 1997 was $5,493,116

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of June 4, 1997. Common Shares, without par value:
2,663,975 shares.

      Index to Exhibits appears beginning on page 17 of this Report.

                   DOCUMENTS INCORPORATED BY REFERENCE

        Shopsmith, Inc. Annual Report to Shareholders for the year ended April 5, 1997 -- Only such portions of the Annual Report as are specifically incorporated by reference under Part I and II of this Report shall be deemed filed as part of this Report.

        Shopsmith, Inc. Proxy Statement for its Annual Meeting of Share-holders to be held July 30, 1997 -- Definitive copies of the Proxy Statement will be filed with the Commission within 120 days after the end of the Company's fiscal year. Only such portions of the Proxy Statement as are specifically incorporated by reference under Parts II and III of this Report shall be deemed filed as part of this Report.

                                 PART I

    ITEM 1. Business

      Shopsmith, Inc., an Ohio corporation organized in 1972 (the Company"), is engaged in the production and marketing of power woodworking tools designed primarily for the home workshop. The principal line of power tools marketed under the name "Shopsmith," a registered trademark, dates back to 1946 and was purchased by the Company in 1972.

     The line is built around the Shopsmith MARK V, a multi-purpose tool, and includes separate function special purpose tools which may be mounted on the MARK V or used independently. The Company distributes these tools directly to consumers through demonstration programs (at which orders are solicited by sales representatives), telephone sales solicitation and mail order. During the fiscal year ended April 5, 1997, Shopsmith branded products accounted for substantially all of the net sales of the Company. The majority of products sold (as measured by sales dollar volume)are manufactured by the Company.

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

Research and Development

     From time to time, the Company engages in limited research and development programs to develop new products, and to improve existing products and current operating methods. Research and development costs were not material in 1997, 1996 and 1995.

Employees

     The total number of persons employed by the Company (both full and part time) as of June 3, 1997 was 104. The Company considers its employee relations to be satisfactory, and to date the Company has not experienced a work stoppage due to a labor dispute. The Company has no collective bargaining contracts.

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

 Location           Use            Approximate   Expiration    Renewal
                                     Square       Date of      Options
                                      feet         Lease
Dayton, Ohio    Manufacturing,      115,000      August 1999   1- 5 year
                Headquarters,
                Distribution
                and Retail Store

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

ITEM 4.  Submission of Matters to a Vote of Security Holders
    None.

                      EXECUTIVE OFFICERS OF THE COMPANY

     Officers are elected annually by the Board of Directors. The executive officers of the Company are as follows:

        Name            Age              Position
John R. Folkerth         64   Chairman of the Board, President,
                              Chief Executive Officer and Director
William C. Becker        48   Vice President of Finance, Treasurer
                              and Chief Financial Officer
Robert L. Folkerth       40   Vice President of Field Sales

     John R. Folkerth is the founder of the Company and has been a director and the Chief Executive Officer of the Company since 1972.

     William C. Becker has been Vice President of Finance and Chief Financial Officer since October 1982.

     Robert L. Folkerth was named Vice President of Field Sales in April 1996. Prior to accepting that position with the Company, Mr. Folkerth was Vice President of Finance of Digitron, a manufacturer of automotive components, from 1991 until 1996.

                                   PART II

     ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     The market and shareholder information required by Item 5 is set forth under the heading "Shareholders' Information" (p. 23) in the Company's Annual
Report to Shareholders for the year ended April 5, 1997     (which report is
included as Exhibit 13.1 to this Report). Such information is incorporated herein by reference.

     There are certain debt covenant requirements described in Note 3 of the Company's Annual Report for the year ended April 5, 1997. The Company paid no dividends in the fiscal years ended April 5, 1997 and March 30, 1996.

ITEM 6.  Selected Financial Data

     The information required by Item 6 is set forth under the heading "Selected Financial Data" (p. 22) in the Company's Annual Report to Shareholders for the year ended April 5, 1997 and is incorporated herein by reference.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information required by Item 7 is set forth under the heading "Management's Discussion and Analysis" (p. 20) of the Company's Annual Report to Shareholders for the year ended April 5, 1997 and is incorporated herein by reference.

ITEM 8.  Financial Statements and Supplementary Data

     The information required by Item 8 is set forth at pages 3 through 11 and under the heading "Selected Financial Data" p. 22 of the Company's Annual Report to Shareholders for the year ended April 5, 1997 and is incorporated herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

                                  PART III

ITEM 10.  Directors and Executive Officers of the Registrant

     The information required by Item 10 is incorporated herein by reference from the Company's Proxy Statement for its Annual Meeting of Shareholders to be held July 30, 1997, except for certain information concerning the executive officers of the Company which is set forth in Part I of this Report.

ITEM 11.  Executive Compensation

     The information required by Item 11 is incorporated herein by reference from the Company's Proxy Statement for its Annual Meeting of Shareholders to be held July 30, 1997.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required by Item 12 is incorporated herein by reference from the Company's Proxy Statement for its Annual Meeting of Shareholders to be held July 30, 1997.

ITEM 13. Certain Relationships and Related Transactions

     The information required by item 13 is incorporated herein by reference from the Company's Proxy Statement for its Annual Meeting of Shareholders to be held July 30, 1997.

                                   PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
     (a)  1.  Financial Statements
              The following consolidated financial statements of Shopsmith, Inc. and its subsidiaries are incorporated by reference as part of this Report at Item 8 hereof.

                   Report of Independent Accountants.

                   Consolidated Balance Sheets as of April 5, 1997 and March 30, 1996.

                   Consolidated Statements of Operations for the years ended April 5, 1997, March 30, 1996, and April 1, 1995.

                   Consolidated Statements of Changes in Shareholders' Equity (Deficit) for the years ended April 5, 1997, March 30, 1996, and April 1, 1995.

                   Consolidated Statements of Cash Flows for the years ended April 5, 1997, March 30, 1996, and April 1, 1995.

                   Notes to Consolidated Financial Statements.

          2.  Financial Statement Schedules

              The following Financial Statement Schedules for the years ended April 5, 1997, March 30, 1996, and April 1, 1995 are included in this report.

                   Report of Independent Auditor
                   Schedule II- Valuation and Qualifying Accounts

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

     (b)  Reports on Form 8-K

              During the quarter ended April 5, 1997, the Company did not file any reports on Form 8-K.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHOPSMITH, INC.

By/s/ John R. Folkerth
John R. Folkerth
Chairman of the Board
and Chief Executive Officer
June 10, 1997____________
    Date

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ John R. Folkerth_________          /s/ Edward A. Nicholson_________
John R. Folkerth                       Edward A. Nicholson
Chairman of the Board,                 Director
Chief Executive Officer and            June 10, 1997___________________
Director (Principal Executive          Date
Officer)
June 10, 1997________________
Date                                   /s/ John L. Schaefer____________
                                       John L. Schaefer
                                       Director
/s/ Robert L. Folkerth_______          June 10, 1997___________________
Robert L. Folkerth                     Date
Vice President of Field Sales
and Director
June 10, 1997________________          /s/ Brady L. Skinner____________
Date                                   Brady L. Skinner
                                       Director
                                       June 10, 1997___________________
/s/ William C. Becker________          Date
William C. Becker
Vice President of Finance
(Principal Financial and               /s/ Richard L. Snell____________
Accounting Officer)                    Richard L. Snell
June 10, 1997________________          Director
Date                                   June 10, 1997___________________
                                       Date


/s/ J. Michael Herr__________
J. Michael Herr
Director
June 10, 1997________________
Date

                                CROWE CHIZEK

                       REPORT OF INDEPENDENT AUDITORS

     Shareholders and Board of Directors
     Shopsmith, Inc.
     Dayton, Ohio

     We have audited the financial statements of Shopsmith, Inc. and Subsidiaries as of April 5, 1997 and March 30, 1996 and for the years ended April 5, 1997, March 30, 1996 and April 1, 1995, and have issued our report thereon dated June 3, 1997. The financial statements and report are included in your 1996 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Shopsmith, Inc. and Subsidiaries listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit.

     In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                      /s/ Crowe, Chizek and Company LLP

                                      Crowe, Chizek and Company LLP

     Columbus, Ohio
     June 3, 1997

SHOPSMITH INC. AND SUBSIDIARIES                        SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED April 5, 1997, March 30, 1996 AND April 1, 1995
CAPTION
     COLUMN A              COLUMN B    COLUMN C   COLUMN D   COLUMN E

                           BALANCE      CHARGED
                             AT         TO COST  DEDUCTIONS  BALANCE
                          BEGINNING       AND       FROM      AT END
    DESCRIPTION            OF YEAR      EXPENSES   RESERVE   OF YEAR
    Reserves deducted
    from assets to
    which they apply:

    YEAR ENDED
    April 5, 1997
    Allowance for
    doubtful accounts
    receivable          $  235,007  $  135,122  $   27,512  $  342,617

    YEAR ENDED
    March 30, 1996
    Allowance for
    doubtful accounts
    receivable          $   94,728  $  263,445  $  123,166  $  235,007

    YEAR ENDED
    April 1, 1995
    Allowance for
    doubtful accounts
    receivable          $  241,736  $  156,791  $  303,799  $   94,728

    Reserve for excess
    and obsolete
    inventory           $  555,076           -  $  555,076           -

                               SHOPSMITH, INC.

                              INDEX TO EXHIBITS

Exhibit No. and Document

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

         3.2  Amended Code of Regulations of Shopsmith, Inc., filed as Exhibit
              4.2 to the Company's Registration Statement on Form S-8 (Reg. No. 33-26463). *

    (4)  Instruments Defining the Rights of Security Holders, Including
         Indentures

         4.1 Loan and Security Agreement, dated as of September 1, 1989 among Shopsmith, Inc., Shopsmith Woodworking Promotions, Inc., Shopsmith Canada Inc., and Huntington National Bank, including the form of the Revolving Note issued in connection therewith. Filed as Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 1990. *

         4.2 First Amendment to Loan and Security Agreement, dated July 11, 1990 among Shopsmith, Inc., Shopsmith Woodworking Promotions, Inc., Shopsmith Canada, Inc., Shopsmith Woodworking Centers Ltd. Co., and Huntington National Bank, including the form of the Revolving Note issued in connection therewith. Filed as Exhibit
              4.2 to the Company's Annual Report on Form 10-K for the year ended March 31, 1991. *

         4.3 Second Amendment to Loan and Security Agreement, dated April 23, 1991 among Shopsmith, Inc., Shopsmith Woodworking Promotions, Inc., Shopsmith Canada Inc., Shopsmith Woodworking Centers Ltd. Co. and Huntington National Bank, including the form of the Revolving Note issued in connection therewith. Filed as Exhibit
              4.3 to the Company's Annual Report on Form 10-K for the year ended March 31, 1991. *

         4.4 Third Amendment to Loan and Security Agreement, dated June 21, 1993 among Shopsmith, Inc., Shopsmith Woodworking Promotions, Inc., Shopsmith Canada Inc., Shopsmith Woodworking Centers Ltd. Co., and Huntington National Bank, including the form of the Revolving Note issued in connection therewith. Filed as exhibit
              4.4 to the Company's Annual Report on Form 10-K for the year ended April 3, 1993. *

         4.5 Note Modification Agreement, dated as of June 21, 1993 among Shopsmith, Inc., Shopsmith Woodworking Promotions, Inc., Shopsmith Canada Inc., Shopsmith Woodworking Centers Ltd. Co. and the Huntington National Bank. Filed as exhibit 4.5 to the Company's Annual Report on Form 10-K for the year ended April 3, 1993. *

          4.6 Fourth Amendment to Loan and Security Agreement dated October 5, 1993 among Shopsmith, Inc., Shopsmith Woodworking Promotions, Inc., Shopsmith Canada Inc., Shopsmith Woodworking Centers Ltd. Co., and Huntington National Bank. Filed as
               Exhibit 4.6 to the Company's Current Report on Form 8-K dated November 1, 1993. *

          4.7 Letter agreement dated April 26, 1994 between Huntington National Bank and Shopsmith, Inc., Shopsmith Woodworking Promotions, Inc., Shopsmith Canada Inc., and Shopsmith
               Woodworking Centers Ltd. Co.   Filed as exhibit 4.9 to the
               Company's Annual Report on Form 10-K for the year ended April
               2, 1994.   *

          4.8 Fifth Amendment to Loan and Security Agreement dated June 30, 1995 between Huntington National Bank and Shopsmith, Inc.
               Filed as exhibit 4.12 to the Company's quarterly report on Form 10-Q for the quarter ended July 1, 1995. *

          4.9 Sixth Amendment to Loan and Security Agreement dated July 1, 1996 between Huntington National Bank and Shopsmith, Inc.
               Filed as exhibit 4.12 to the Company's quarterly report on Form 10-Q for the quarter ended September 28, 1996. *

   (10) Material Contracts

         Management Contracts and Compensatory Plans or Arrangements

        10.1 Plan for Providing Tax Return Preparation for Chief Executive Officer, as adopted by the Company's Board of Directors on February 14, 1985. Filed as exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended April 3, 1993. *

        10.2 1984 Stock Option Plan, as amended on February 9, 1987 and June 11, 1992. Filed as exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended March 31, 1991. *

        10.3 Shopsmith, Inc. 1988 Director Option Plan, effective September 1, 1988, as amended on July 29, 1989, June 11, 1992 and July 31, 1996. **

        10.4 Disability Plan for Executive Officers, as adopted by the Company's Board of Directors on November 5, 1991. Filed as
               Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended March 31, 1992. *

        10.5 Nonstatutory Stock Option granted by the Company on June 21, 1993 to John R. Folkerth for the purchase, for a period of 10 years from the date of grant of 20,000 Common Shares of the Company at a purchase price of $3.00 per share. Filed as
               Exhibit 10.7.1 to the Company's Annual Report on Form 10-K for the year ended April 2, 1994. *

        10.6 Incentive compensation plan in effect for the fiscal year ended April 1, 1995 (A substantially identical plan was adopted for the fiscal years to end March 30, 1996, April 5, 1997 and April 4, 1998.). Filed as Exhibit 10.7.2 to the Company's Annual Report on Form 10-K for the year ended April 1, 1995. *

        10.7 1995 Stock Option Plan. Filed as exhibit 4.3 to the Company's Registration Statement on Form S-8 (Reg. No. 33-64663). *

        10.8 Amendment to Shopsmith, Inc. 1984 Stock Option Plan dated November 5, 1996. **

        10.9 Amendment to Shopsmith, Inc. 1995 Stock Option Plan dated November 5, 1996. **

        Other Material Contracts

        10.10 Agreement of Lease, dated August 15, 1987 between Angeles Partners XIV and the Company relating to 6530 Poe Avenue, Dayton, Ohio property, as amended on September 28, 1990. Filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended March 31 1991. *

        10.11  Shopsmith Inc. Savings Plan, effective April 1, 1997.  Filed as exhibit 10.11 to the Company's annual report on Form 10-K for the year ended April 5, 1997. **

   (11) Statement Re Computation of Per Share Earnings

        11.1 Computation of Consolidated Earnings Per Common Share for the Three Years Ended April 5, 1997, March 30, 1996 and April 1, 1995. **

   (13) Annual Report to Security Holders

        13.1 Shopsmith, Inc. Annual Report to Shareholders for the year ended April 5, 1997. Only such portions of the Annual Report as are specifically incorporated by reference under Parts I, II, and
               IV of this Report shall be deemed filed as part of this Report.
               **

   (21) Subsidiaries of the Registrant

        21.1   Subsidiaries of the Registrant. **

   (23) Consents of Experts and Counsel

        23.1 Consent of Crowe, Chizek and Company L.L.P. Independent Public Accountants to incorporation by reference. **

   (27) Financial Data Schedule

        27.1   Financial Data Schedule **

   (99) Additional Exhibits

        99.1   Shopsmith, Inc. Employee Stock Purchase Plan. Filed as Exhibit
               99.1 to the Company's Current Report on Form 8-K dated August 26, 1993. *

        99.2 Creditor's Composition Agreement and Disclosure Document dated May 19, 1994 and approved in June 1994. Filed as exhibit 99.2 to the Company's Annual Report on Form 10-K for the year ended April 1, 1995 *


    *  Previously filed
    ** Filed herewith

                               SHOPSMITH, INC.             EXHIBIT 10.3

                          1988 DIRECTOR OPTION PLAN
                         (As Amended July 31, 1996)


          PART 1.   PLAN ADMINISTRATION AND ELIGIBILITY

I.   PURPOSE

     The purpose of the 1988 Director Option Plan (the "Plan") of Shopsmith, Inc. (the "Company") is to encourage ownership in the Company by outside directors of the Company whose continued services are considered important to the Company's progress and thus to provide them with a further incentive to continue as directors of the Company.

II.  ADMINISTRATION

     The Plan shall be administered by a committee (the "Committee") of the Board of Directors of the Company. All questions of interpretation of the Plan or of any options issued under it shall be determined by the Committee and such determination shall be final and binding upon all persons having an interest in the Plan.

III. PARTICIPATION IN THE PLAN

     All directors of the Company who are not employees of the Company or any subsidiary of the Company shall be eligible to participate in the Plan.

IV.  SHARES SUBJECT TO THE PLAN

     A. CLASS. The shares that are to be made the subject of awards granted under the Plan shall be the Company's authorized but unissued Common Shares or treasury Common Shares ("Common Shares" or "Shares"). In connection with the issuance of Common Shares under the Plan, the Company may repurchase Shares in the open market or otherwise.

     B.   AGGREGATE AMOUNT.

          (1) The total number of Shares issuable under the Plan shall not exceed 52,500 Shares (subject to adjustment under Section XII).

          (2) If any outstanding Option under the Plan expires or is terminated for any reason, then the Common Shares allocable to the unexercised Option shall not be charged against the limitation of Section IV(B)(1) and may again become the subject of an Option granted under the Plan.

          PART 2. OPTIONS

V.   NON-STATUTORY STOCK OPTIONS

     All Options granted under the Plan shall be non-statutory options not entitled to special tax treatment under Section 422 of the Internal Revenue Code of 1986, as amended to date and as may be amended from time to time.

VI.  TERMS, CONDITIONS AND FORM OF OPTIONS

     Each Option granted under this Plan shall be evidenced by a written agreement in such form as the Committee shall from time to time approve, which agreements shall comply with and be subject to the following terms and conditions:

     A. OPTION GRANT DATES. Options shall be granted automatically on January 2 (or if January 2 is not a business day, on the next succeeding business day) of the year to any eligible director who, on or prior to June 30 of the year preceding the grant date, files with the Committee or its designate an irrevocable election to receive an Option in lieu of retainer fees to be earned in the following year beginning January 1 and ending December 31 ("Plan Year").

     B. OPTION FORMULA. The number of Option Shares granted to any eligible director shall be equal to the nearest number of whole Shares determined as of the date of grant in accordance with the following formula:

                   Annual Retainer                 Number
          -----------------------------     =        of
          Fair Market Value minus $1.00            Shares

"Annual Retainer" shall mean the amount that the director will be entitled to receive for serving as a director in the relevant Plan Year, but shall not include fees associated with service on any committee of the Board of Directors nor with any other services to be provided to the Company. "Fair Market Value" shall mean the fair market value of a Common Share and shall equal the mean between the closing bid and asked prices on the date such value is being determined (or, if there are not quotations on such date, the last preceding date on which there were quotations).

     C.   OPTIONS NON-TRANSFERABLE.   Each Option granted under the Plan by
its terms shall not be transferable by the director otherwise than by will, by the laws of descent and distribution, or pursuant to a Qualified Domestic Relations Order (as hereinafter defined) and shall be exercised during the lifetime of the director only by him or his transferee under a Qualified Domestic Relations Order. As used herein, Qualified Domestic Relations Order shall mean a qualified domestic relations order as defined in the Internal Revenue Code of 1986, as amended, or Title I of the Employee Retirement Income Security Act, or the rules thereunder. Except as otherwise provided herein, no Option or interest therein may be transferred, assigned, pledged or hypothecated by the director during his lifetime, whether by operation of law or otherwise, or be made subject to execution, attachment or similar process.

     D.   PERIOD OF OPTION.   Options become exercisable on the first
anniversary of the date upon which they were granted; provided, however, that any Option granted pursuant to the Plan shall become exercisable in full upon the death of the director or retirement because of age in accordance with Company policy or retirement because of total and permanent disability. Options shall terminate upon the expiration of ten years from the date upon which such Options were granted (subject to prior termination as hereinafter provided).

     E. EXERCISE OF OPTIONS. Options may be exercised (in full or in part) only by written notice to the Company at its principal office accompanied by payment, in cash, of the full consideration for the Shares as to which they are exercised.

     F. TERMINATION OF OPTIONS. All rights of a director or his transferee under a Qualified Domestic Relations Order in any Option that is currently exercisable shall expire three months after the date of the director's termination as a director for any reason including the removal, resignation or retirement of the director; provided, however, that in the event of death of the director, the provisions of the following paragraph shall govern. In the event a director ceases to be a director for any reason other than the death of the director or retirement because of age in accordance with Company policy or retirement because of total and permanent disability, all rights of the director or his transferee under a Qualified Domestic Relations Order in any Option that is not currently exercisable shall expire to the extent that any portion of such Option is attributable to a portion of the director's Annual Retainer that was not earned due to termination.

     G.   DEATH OF DIRECTOR.   Any Option granted to the director under the
Plan and outstanding on the date of his death may be exercised by the personal representative of the director's estate or by the person or persons to whom the Option is transferred pursuant to the director's will, in accordance with the laws of descent and distribution or pursuant to a Qualified Domestic Relations Order, at any time prior to the specified expiration date of such Option or the first anniversary of the director's death, whichever is the first to occur. Upon the occurrence of the earlier event, the Option shall then terminate.

     H.   CANCELLATION OF OPTIONS.   In the event any Acquisition Transaction
(as hereinafter defined) is authorized or approved by either the Board or the shareholders of the Company, the Committee shall have the authority in its sole discretion to cancel, effective upon not less than 30 days' notice, any Option granted under the Plan. Promptly after such cancellation, the Company shall pay in cash to the holder of each canceled Option an amount equal to the excess of the aggregate Fair Market Value on the effective date of such cancellation of the Shares then subject to the Option (whether or not the Option is then fully exercisable) over the aggregate Option price of such Shares. As used herein, "Acquisition Transaction" means (1) any sale or disposition of a majority of the assets of the Company, (2) any merger or consolidation to which the Company is a party and in which either the Company is not the surviving corporation or the Shares are reclassified or recapitalized, (3) any sale or other disposition, in a single transaction or a series of related transactions, of 90% or more of the outstanding shares of the Company, or (4) the liquidation of the Company.

VII. OPTION PRICE

     The Option price per share for the Shares covered by each Option shall be $1.00.

          PART 3.  GENERAL PROVISIONS

VIII.     PAYMENT OF BROKERAGE FEES

     Upon the request of a director, the Company shall pay all brokerage fees associated with the director's sale of Shares that were acquired upon the exercise of an Option.

IX.  ASSIGNABILITY

     The rights and benefits under this Plan shall not be assignable or transferable by the director other than by will, by the laws of descent and distribution or pursuant to a Qualified Domestic Relations Order, and during the lifetime of the director Options granted under the Plan shall be exercisable only by him or his transferee under a Qualified Domestic Relations Order.

X.   TIME FOR GRANTING OPTIONS

     No Options may be granted under this Plan after September 1, 1998 (or if September 1, 1998 is not a business day, after the next succeeding business day).

XI.  LIMITATION OF RIGHTS

     A. NO RIGHT TO CONTINUE AS A DIRECTOR. Neither the Plan, nor the granting of an Option nor any other action taken pursuant to the Plan, shall constitute or be evidence of any agreement or understanding, express or implied, that the Company will retain a director for any period of time, or at any particular rate of compensation.

     B. NO SHAREHOLDERS' RIGHTS FOR OPTIONS. A director shall have no rights as a shareholder with respect to the Shares covered by his Options until the date of the issuance to him of a share certificate therefor, and no adjustment will be made for dividends or other rights for which the record date is prior to the date such certificate is issued.

 XII.     ADJUSTMENTS TO SHARE

     In the event any change is made to the Common Shares subject to the Plan or subject to any outstanding award granted under the Plan (whether by reason of merger, consolidation, reorganization, recapitalization, stock dividend, stock split, combination of shares, exchange of shares, change in corporate structure or otherwise), then appropriate adjustments shall be made to the maximum number of Shares subject to the Plan and the number of Shares and price per Share subject to outstanding Options.


XIII.  EFFECTIVE DATE OF THE PLAN

     The Plan shall take effect ten days after the date of adoption by the shareholders of the Company.

XIV.  AMENDMENT OF THE PLAN

     The Board of Directors of the Company may suspend or discontinue the Plan or revise or amend it in any respect whatsoever; provided, however, that without approval of the shareholders no revision or amendment shall change the number of Shares subject to the Plan (except as provided in Section XII), change the designation of the class of directors eligible to receive Options, materially increase the benefits accruing to participants under the Plan or alter or impair any rights or obligations of any Option previously granted without the consent of the director holding such Option.

XV.  GOVERNING LAW

     The Plan and all determinations made and actions taken pursuant hereto shall be governed by the laws of the State of Ohio and construed accordingly.



1988 DIRECTOR OPTION PLAN

                                AMENDMENT TO               EXHIBIT 10.8

                               SHOPSMITH, INC.

                           1984 STOCK OPTION PLAN


          The undersigned, J. Michael Herr, Secretary of Shopsmith, Inc., an Ohio corporation (the "Company"), hereby certifies that the following are the amendments made to the Company's 1984 Stock Option Plan (the "Plan"), as authorized by the Board of Directors of the Company on November 5, 1996:

          1.  The following definitions are added to Section 2 of the Plan:

          (l) "Family Members" means children, stepchildren, grandchildren, parents, stepparents, grandparents, spouse, siblings (including half-brothers and -sisters), nephews, nieces and in-laws.

          (m) "Grantee" means the person who received the option and any related Stock Appreciation Right from the Company.

          (n) "Holder" means the person(s) or entity who owns the option and any related Stock Appreciation Right, whether the Grantee, Transferee, heir or other beneficiary.

          (o) "Transferee" means the person who received the option and any related Stock Appreciation Right from the Grantee during the Grantee's lifetime in accordance with the Plan.

          2. The first paragraph of Section 4 of the Plan is amended in its entirety to read as follows:

          "The Plan shall be administered by a Committee of the Board."

          3. The references in Section 6(b) to the "optionee" are amended to be references to the "Grantee."

          4. The first sentence of Section 7 is amended in its entirety to read as follows:

          "An option granted under the Plan may be exercised by the Holder giving written notice of exercise to the Committee or to an officer of the Company designated by the Committee."

          5. The word "optionee" in the fourth sentence of Section 7 is deleted and replaced with the word "Holder."

          6. The references in Section 8(a) to the "optionee" are amended to be references to the "Holder." The last sentence of Section 8(a) is deleted in its entirety.

          7. Section 8(b) of the Plan is amended in its entirety to read as follows:

          "(b) Restriction on Exercise. A Stock Appreciation Right shall be exercisable only at such times as the related option is exercisable (and to the extent that the related option is then exercisable) and only at such times that the Fair Market Value of a Share exceeds the Option Price under the related option."

          8. The references in Section 8(c) and Section 8(d) to the "optionee" are amended to be references to the "Holder."

          9. Section 9 of the Plan is amended in its entirety to read as follows:

          "Section 9.  Transferability.

          "(a) General Rule. Except as otherwise provided in this Section 9, options and Stock Appreciation Rights may not be sold, pledged, assigned, hypothecated or transferred other than by will or the laws of descent and distribution upon the Holder's death, and may be exercised during the lifetime of the Grantee only by such Grantee or by his guardian or legal representative. All grants under the Plan, with the exception of Incentive Stock Options and any Stock Appreciation Rights relating thereto, may be transferred pursuant to a Qualified Domestic Relations Order.

          "(b) Permitted Transfers. Subject to this Section 9 and except as the Committee may otherwise prescribe from time to time, the Committee may act to permit the transfer or assignment of an option (together with any related Stock Appreciation Right) by a Grantee for no consideration to the Grantee's Family Members, trusts for the sole benefit of the Grantee's Family Members or partnerships whose only partners are Family Members of the Grantee; provided, however, that any such permitted transfer or assignment shall not apply to an option that is an Incentive Stock Option (but only if nontransferability is necessary in order for the option to qualify as an Incentive Stock Option) and to any Stock Appreciation Rights related to an Incentive Stock Option. Any permitted transfer or assignment of an option and any Stock Appreciation Right related thereto shall only be effective upon receipt by the Committee or an officer of the Company designated by the Committee of an instrument acceptable in form and substance to the Committee that effects the transfer or assignment and that contains an agreement by the Transferee to accept and comply with all the terms and conditions of the stock option award and this Plan. A Transferee shall possess all the same rights and obligations as the Grantee under the Plan, except that the Transferee can subsequently transfer such option and any related Stock Appreciation Rights only by (i) will or the laws of descent and distribution, or (ii) a transfer to a beneficiary or partner if the Transferee is a trust or partnership, respectively.

          "Unless the Committee otherwise prescribes, upon the exercise of a Nonstatutory Option or its related Stock Appreciation Rights by a Transferee, when and as permitted in accordance with this Section 9, the Grantee is required to satisfy the applicable withholding tax obligations by paying cash to the Company with respect to any income recognized by the Grantee upon the exercise of such option or Stock Appreciation Right by the Transferee. If the Grantee does not satisfy the applicable withholding tax obligations on the exercise date of the option or related Stock Appreciation Right, the Company shall, in the case of the exercise of an option, retain from the Shares to be issued to the Transferee upon the exercise of the option a number of Shares having a Fair Market Value on the exercise date equal to the mandatory withholding tax payable by the Grantee or, in the case of the exercise of a Stock Appreciation Right, deduct from the cash to be delivered to the Transferee such amount as is equal to the mandatory withholding taxes payable by the Grantee."

          IN WITNESS WHEREOF, the undersigned has executed this instrument as of the 5th day of November, 1996.


                              ______________________________
                              J. Michael Herr
                              Secretary


1984 Stock Option Plan Amendment

                                AMENDMENT TO               EXHIBIT 10.9

                               SHOPSMITH, INC.

                           1995 STOCK OPTION PLAN


          The undersigned, J. Michael Herr, Secretary of Shopsmith, Inc., an Ohio corporation (the "Company"), hereby certifies that the following are the amendments made to the Company's 1995 Stock Option Plan (the "Plan"), as authorized by the Board of Directors of the Company on November 5, 1996:

          1.  The following definitions are added to Section 2 of the Plan:

          (p) "Family Members" means children, stepchildren, grandchildren, parents, stepparents, grandparents, spouse, siblings (including half-brothers and -sisters), nephews, nieces and in-laws.

          (q) "Grantee" means the person who received the option and any related Stock Appreciation Right from the Company.

          (r) "Holder" means the person(s) or entity who owns the option and any related Stock Appreciation Right, whether the Grantee, Transferee, heir or other beneficiary.

          (s) "Transferee" means the person who received the option and any related Stock Appreciation Right from the Grantee during the Grantee's lifetime in accordance with the Plan.

          2. The first paragraph of Section 4 of the Plan is amended in its entirety to read as follows:

          "The Plan shall be administered by a Committee of the Board."

          3. The reference in Section 6(b)(4) to the "optionee" is amended to be a reference to the "Grantee."

          4. Section 6(b)(5) of the Plan is amended in its entirety to read as follows:

          "At the time an option is granted, or at such other time as the Committee may determine, the Committee may provide that, if the Grantee ceases to be employed by the Company for any reason (including retirement or disability) other than death, the option will continue to be exercisable by the Holder for such additional period (not to exceed the remaining term of the option) after such termination of employment as the Committee may provide."

          5. Section 6(b)(6) of the Plan is amended in its entirety to read as follows:

          "At the time an option is granted, or at such other time as the Committee may determine, the Committee may provide that, if the Grantee dies while employed by the Company or while the Holder is entitled to the benefits of any additional exercise period established by the Committee with respect to Section 6(b)(5), then the option will continue to be exercisable (to the extent it was exercisable on the date of death) by the person or persons (including the Grantee's estate) to whom the Grantee's rights with respect to such option have passed by will or by the laws of descent and distribution or, if applicable, by any other Holder permitted by Section 11, for such additional period after death (not to exceed the remaining term of such option) as the Committee may provide."

          6. Section 6(b)(7) of the Plan is amended by capitalizing the word "holder."

          7. Section 6(b)(10)(ii) of the Plan is amended in its entirety to read as follows:

          "(ii) if the amendment would adversely affect the rights of the Holder, the consent of the Holder to such amendment must be obtained."

          8. The first sentence of Section 8 is amended in its entirety to read as follows:

          "An option granted under the Plan may be exercised by the Holder giving written notice of exercise to the Committee or to an officer of the Company designated by the Committee."

          9. The word "optionee" in the fourth sentence of Section 8 is deleted and replaced with the word "Holder."

          10. The references in Section 9 to "holder" or "holder of the option" are amended to be references to the "Grantee."

          11. The references in Section 10(a) to the "optionee" are amended to be references to the "Holder." The last sentence of Section 10(a) is deleted in its entirety.

          12. Section 10(b) of the Plan is amended in its entirety to read as follows:

          "(b) Restriction on Exercise. A Stock Appreciation Right shall be exercisable only at such times as the related option is exercisable (and to the extent that the related option is then exercisable) and only at such times that the Fair Market Value of a Share exceeds the Option Price under the related option."

          13. The references in Section 10(c) and Section 10(d) to the "optionee" are amended to be references to the "Holder."

          14. Section 11 of the Plan is amended in its entirety to read as follows:

          "Section 11.  Transferability.

          "(a) General Rule. Except as otherwise provided in this Section 11, options and Stock Appreciation Rights may not be sold, pledged, assigned, hypothecated or transferred other than by will or the laws of descent and distribution upon the Holder's death, and may be exercised during the lifetime of the Grantee only by such Grantee or by his guardian or legal representative. All grants under the Plan, with the exception of Incentive Stock Options and any Stock Appreciation Rights relating thereto, may be transferred pursuant to a Qualified Domestic Relations Order.

          "(b) Permitted Transfers. Subject to this Section 11 and except as the Committee may otherwise prescribe from time to time, the Committee may act to permit the transfer or assignment of an option (together with any related Stock Appreciation Right) by a Grantee for no consideration to the Grantee's Family Members, trusts for the sole benefit of the Grantee's Family Members or partnerships whose only partners are Family Members of the Grantee; provided, however, that any such permitted transfer or assignment shall not apply to an option that is an Incentive Stock Option (but only if nontransferability is necessary in order for the option to qualify as an Incentive Stock Option) and to any Stock Appreciation Rights related to an Incentive Stock Option. Any permitted transfer or assignment of an option and any Stock Appreciation Right related thereto shall only be effective upon receipt by the Committee or an officer of the Company designated by the Committee of an instrument acceptable in form and substance to the Committee that effects the transfer or assignment and that contains an agreement by the Transferee to accept and comply with all the terms and conditions of the stock option award and this Plan. A Transferee shall possess all the same rights and obligations as the Grantee under the Plan, except that the Transferee can subsequently transfer such option and any related Stock Appreciation Rights only by (i) will or the laws of descent and distribution, or (ii) a transfer to a beneficiary or partner if the Transferee is a trust or partnership, respectively.

          "Unless the Committee otherwise prescribes, upon the exercise of a Nonstatutory Option or its related Stock Appreciation Rights by a

    Transferee, when and as permitted in accordance with this Section 11, the Grantee is required to satisfy the applicable withholding tax obligations by paying cash to the Company with respect to any income recognized by the Grantee upon the exercise of such option or Stock Appreciation Right by the Transferee. If the Grantee does not satisfy the applicable withholding tax obligations on the exercise date of the option or related Stock Appreciation Right, the Company shall, in the case of the exercise of an option, retain from the Shares to be issued to the Transferee upon the exercise of the option a number of Shares having a Fair Market Value on the exercise date equal to the mandatory withholding tax payable by the Grantee or, in the case of the exercise of a Stock Appreciation Right, deduct from the cash to be delivered to the Transferee such amount as is equal to the mandatory withholding taxes payable by the Grantee."

          IN WITNESS WHEREOF, the undersigned has executed this instrument as of the 5th day of November, 1996.


                              ______________________________
                              J. Michael Herr
                              Secretary


1995 Stock Option Plan Amendment

                                                           EXHIBIT 10.11


                      TABLE OF CONTENTS



           1.   Adoption Agreement

           2.   Summary Plan Description

           3.   Basic Plan Document

           4.   IRS Determination Letter

           5.   Action of the Board of Directors

           6.   Funding Policy and Proprietary Funds Letter

           7.   Loan Policy

           8.   Service Agreement

           9.   Specimen Signatures

           10.  Notice to Interested Parties

03/24/95
                                        Basic Plan Document # 05
                                                       Plan # 002
                                  IRS Letter Serial No.: D363689a

       PRISM (registered trademark) PROTOTYPE RETIREMENT PLAN & TRUST

                   401(k) Profit Sharing Plan
                        (Nonstandardized)

                       Adoption Agreement1

The Employer(2), designated below, hereby establishes a profit-sharing plan (optionally including a cash or deferred arrangement (as defined in 401(k) of the Internal Revenue Code)) for all Eligible Employees as defined in this Adoption Agreement pursuant to the terms of the PRISM(registered trademark) Prototype Retirement Plan & Trust Basic Plan Document # 05.

A.   Employer Information:

     1.  Name: Shopsmith Inc.
     2.  Address: 6530 Poe Avenue
     3.  Address: Dayton, Ohio  45414
     4.  Attention: Chuck  Hofmann       Telephone: (937) 898-6070
     5.  Employer Taxpayer Identification Number(3): 31-0811366


B.   Basic Plan Provisions:

       1.  Plan Name (select one):

          a. [ ]    This plan is established effective       ,
                    19 , (the "Effective Date") as a profit sharing plan and trust (optionally with a "cash or deferred arrangement" as defined in
                    Code  401(k)) to be known as        Plan  and
                    Trust  (the "Plan") in the form of the PRISM
                    (registered trademark) Prototype Retirement
                    Plan & Trust.

-----------
   1 Footnotes in this Adoption Agreement are not to be construed as part of the Plan provisions but are explanatory only. To the extent a footnote is inconsistent with the provisions of the Basic Plan Document or applicable law, the provisions of the Plan shall be construed in conformity with the Basic Plan Document or law.
   2 Terms that are capitalized are defined in the PRISM (registered trademark) Prototype Retirement Plan & Trust Basic Plan Document.
   3  The Plan will have an individual TIN, distinct from the Employer TIN.

          b.  [X]   This  plan is an amendment and restatement in the form of
                    the  PRISM(registered trademark) Prototype Retirement Plan
                    & Trust, effective April 1, 1997, (the "Effective Date") of the Shopsmith Inc. Savings Plan and Trust (the "Plan"), originally effective as of April 1, 1984 (the "Original
                    Effective Date").

     2.  Employer's Three Digit Plan Number: 002

     3.  Committee Members(4):
         John R. Folkerth Sr., Willam C. Becker, Chuck Hofmann

     4.  Definitions:

         a.   Compensation for allocation purposes:

              i Will be determined over the following applicable period (select only one):

                   (a) [ ] the Plan Year
                   (b) [X] the  period of Plan participation during the
                           Plan Year
                   (c) [ ] a consecutive 12 month period commencing on
                           and ending with, or within, the Plan Year.

               ii [X] If selected, Compensation will include Employer
                    contributions made pursuant to a Salary Reduction Agreement, or other arrangement, which are not includible in the gross income of the Employee under 125, 402(e)(3), 402(h)(1)(B) or 403(b) of the Internal Revenue Code.

               iii  Shall not include (select as many as desired):

                    (a) [ ]  Bonuses
                    (b) [ ]  Commissions
                    (c) [ ]  Taxable  fringe  benefits  identified below:

                    (d) [ ]  Other items of remuneration identified below:


               iv   Shall be limited to $      , which shall be the maximum
                    amount of compensation considered for plan allocation purposes (but not for testing purposes), and may not be an amount in excess of the Internal Revenue Code
---------
   4  Committee members direct the day to day operation of the Plan.
      Committee members serve at the pleasure of the Employer. See 11.4 for changes in Committee membership. If no Committee members are specified, the Employer shall assume responsibility for the operations of the Plan.

                    401(a)(17) limit in effect for the Plan Year(5). If no amount is specified, Compensation shall be limited to the Internal Revenue Code 401(a)(17) amount, as adjusted by the Secretary of the Treasury from time to time.

         b.    Early Retirement Date:

               i    [X]     is not applicable to this Plan
               ii   [ ]     is the latter of the date on which the Participant
                            attains age     (not less than 55) and the date on
                            which the Participant completes      Years of
                            Service.

         c. Hour of Service shall be determined on the basis of the method selected below. Only one method may be selected. The method shall be applied to all Employees covered under the Plan as follows (select only one):

               i    [X]     On the basis of actual hours for which  an
                            Employee is paid, or entitled to be paid.

               ii   [ ]     On the basis of days worked.   An Employee shall be
                            credited with ten (10) Hours of Service if under 1.1(U) of the Plan such Employee would be credited with at least one (1) Hour of Service during the day.

               iii  [ ]     On the basis of weeks worked.   An Employee shall
                            be credited with forty- five (45) Hours of Service if under 1.1(U) of the Plan such Employee would be credited with at least one (1) Hour of Service during the week.

               iv   [ ]     On the basis of semi-monthly payroll periods.   An
                            Employee shall be credited with ninety-five (95)
                            Hours of Service if   under 1.1(U)  of  the  Plan
                            such Employee would be credited with at least one
                            (1) Hour of Service during the semi- monthly payroll period.

               v    [ ]     On  the  basis of months worked. An Employee shall
                            be  credited  with  one hundred ninety (190) Hours
                            of Service if under  1.1(U) of the Plan such
                            Employee would be credited with at least one  (1)
                            Hour of Service during the month.

          d.   Limitation  Year  shall mean the 12  month  period
               commencing on April 1 and ending on March 31.
----------
   5 If no amount is specified, the maximum amount of Compensation allowed under Code 401(a)(17)(the "$150,000 limit"("$200,000 limit" prior to the Plan Year beginning before January 1, 1994)), as adjusted from time to time, shall be used.

          e. Normal Retirement Date for each Participant shall mean (select one):

               i    [X]     the date the Participant attains age: 60
                            (not to exceed 65)

               ii   [ ]      the latter of the date the Participant attains
                             age   (not to exceed  65)  or the     (not  to
                             exceed 5th)  anniversary  of the  participation
                             commencement  date.   If  for  the  Plan Years
                             beginning before January 1, 1988, Normal
                             Retirement Date  was  determined with reference to
                             the anniversary of the participation  commencement
                             date  (more than 5 but not to exceed 10 years),
                             the anniversary  date  for Participants  who first
                             commenced participation under  the Plan  before
                             the  first  Plan  Year  be ginning  on  or  after
                             January  1,  1988 shall  be  the earlier of (A)
                             the  tenth anniversary  of the date the
                             Participant commenced participation in the Plan
                             (or such anniversary as had been elected  by the
                             employer, if less than 10)  or  (B) the  fifth
                             anniversary of the first  day of  the first Plan
                             Year beginning on  or after  January 1, 1988.
                             Notwithstanding any  other  provisions of the
                             Plan,  the participant  commencement  date  is
                             the first  day  of  the first Plan  Year  in which
                             the    Participant    commenced participation in
                             the Plan.

          f. Permitted Disparity Level, for purposes of allocating Employer Contributions, shall mean (select only one):

               i    [X]      Not  applicable - the Plan does not use permitted
                             disparity.

               ii   [ ]      The Taxable Wage Base, which is the contribution
                             and benefit base under section 230 of the Social
                             Security Act at the beginning of the year.

               iii  [ ]      %  (not greater than 100%) of the Taxable Wage
                             Base as defined  in B(4)(f)(ii) above.

               iv   [ ]      $       ,  provided that the amount does not
                             exceed the Taxable Wage Base as defined in B(4)(f)(ii) above.

          g. Plan Year shall mean (select and complete only one of the following):

               i    [X]     the 12-consecutive month period which coincides
                            with the Limitation Year. The first Plan Year shall be the period commencing on the Effective
                            Date  and ending on the last day of the Limitation
                            Year.

               ii   [ ]     the 12-consecutive month period commencing  on
                            ,  19   , and  each annual anniversary thereof.
               iii  [ ]     the calendar year (January 1 through December 31).

          h. Qualified Distribution Date, for purposes of making distributions under the provisions of a Qualified Domestic Relations Order (as defined in Internal Revenue Code 414(p)), shall shall not be the date the order is determined to be qualified. If shall is selected, the Alternate Payee will be entitled to an immediate distribution of benefits as directed by the Qualified Domestic Relations Order. If shall not is selected, the Alternate Payee may only take a distribution on the earliest date that the Participant is entitled to a distribution.

          i.   Spouse:

               [ ] If selected, Spouse shall mean only that person who has actually been the Participant's spouse for at least one year.

          j.   Year of Service shall mean:

               i    For  eligibility purposes (select one of the following):

                 (a)  [X]  the 12 consecutive months during which an
                           Employee is credited with 1000 (not more than 1000) Hours of Service.

                 (b)  [ ]  a Period  of Service (using the elapsed time method of counting Service, as described in 1.1(N)(3) of the Plan).

               ii For allocation accrual purposes (select one of the following):

                 (a)  [X]  the 12 consecutive months during which  an  Employee is credited with 1000 (not more than 1000) Hours of Service.

                 (b)  [ ]  a  Period of Service (using the elapsed time
                           method of counting Service, as described in 1.1(N)(3) of the Plan).

               iii For vesting service purposes (select one of the following):

                 (a)  [X]  the 12 consecutive months during which an Employee
                           is credited  with 1000   (not more than 1000)  Hours
                           of Service.

                 (b)  [ ]  a Period of Service (using the elapsed time
                           method of counting Service, as described in 1.1(N)(3) of the Plan).

               iv For purpose of computing Years of Service in plans where Year of Service is defined in terms of Hours of Service), the consecutive 12 month period shall be:

                 (a) For eligibility purposes, the first Year of Service shall be computed using the 12 month period commencing on the Employee's date of hire and ending on the first annual anniversary of the Employee's date of hire (the "Initial Computation Period"). In
                       the event  an  employee  does  not complete   an
                       eligibility  Year  of  Service  during   this initial
                       computation period, the computation period shall be (select only one):

                    (1)  [ ]  the  period commencing on each annual
                              anniversary of the Employee's date of hire and ending on the next annual anniversary of the Employee's date of hire.

                    (2)  [X]  the  Plan Year, commencing  with the Plan Year
                              in which the Initial Computation Period ends.

                 (b) For vesting purposes, Years of Service shall be computed on the basis of:

                    (1)  [ ]  the  period commencing on each annual
                              anniversary of the Employee's date of hire and ending on the next annual anniversary of the Employee's date of hire.

                    (2)  [X]  the Plan Year, commencing with the first  Plan
                              Year an Employee completes an Hour of Service.

                 (c) For allocation accrual purposes, Year of Service shall be computed on the basis of the Plan Year.

               v  [ ] For eligibility purposes, Years of Service  with the following Predecessor Employers shall count in fulfilling the eligibility requirements for this Plan:

               vi [ ] For vesting  purposes,  Years   of Service  with the
                    following Predecessor Employers shall count for purposes of determining the nonforfeitable amount of a Participant's account:


     5.  Coverage:

         This Plan is extended by the Employer to the following Employees who have met the eligibility requirements (select as many as appropriate):

               i    [ ]    All Employees
               ii   [ ]    Salaried Employees
               iii  [ ]    Sales Employees
               iv   [ ]    Hourly Employees
               v    [ ]    Leased Employees
               vi   [X]    All  Employees except  (select as applicable):

                 (a) [X] those who are members of  a unit  of Employees covered by a collective bargaining agreement between the Employer and Employee representatives, if retirement benefits were the subject of good faith bargaining and if two percent or less of the Employees who are covered pursuant to that agreement are professionals as defined in Section 1.410(b)-9 of the Regulations.
                       For this purpose, the term "Employee representative" does not include any organization more than half of whose members are Employees who are owners, officers, or executives of the Employer.

                 (b) [X] those who  are  nonresident aliens (within the meaning of Internal Revenue Code 7701(b)(1)(B)) and who receive no earned income (within the meaning of Internal Revenue Code 911(d)(2)) from the Employer which constitutes income from sources within the United
                       States (within the meaning of Internal Revenue Code 861(a)(3)).

               vii  [ ] Union Employees (who are members of the following unions or union affiliates:

               viii [ ] Other Employees, described as follows:


     6.  Eligibility:

          An Employee covered by the Plan may become a Participant upon completion of the following eligibility requirements:

          a.   Service(6):

               i [ ] There shall be no minimum  service requirement for an
                    Employee to become  a Participant.
----------
   6 If a fractional year is elected, the elapsed time method of computing service shall be used fro the fractional year. Eligibility provisions for optional cash or deferred arrangements are contained in Item C of this Adoption Agreement.

               ii [X]  The Employee must complete 1 of Service (not more than
                    2 years) to be a Participant for purposes of receiving allocations of Employer Profit Sharing Contributions.

          b.   Age:

               i  [ ]  There shall be no minimum age requirement for an
                       Employee to become  a Participant.

               ii [X] The  Employee must attain age 21 (not more than 21) to be a Participant in the Plan.

          c.   Waiver of Age and Service Requirements:

               i [X]  Notwithstanding the provisions of Items  B(6)(a)  and (b),
                    Employees who have not satisfied the age and service requirements, but would otherwise be eligible to participate in the plan, shall be eligible to participate on the Effective Date.

               ii [ ] For  new  Plans, notwithstanding  the provisions  of
                    Items B(6)(a)  and  (b), Employees who have not satisfied
                    the age and   service  requirements,  but  would otherwise
                    be eligible to participate  in the   plan,   shall   be
                    eligible to participate on the Effective Date.

          d.   Entry Dates:

               Upon completion of the eligibility requirements, an Employee shall commence participation in the Plan (select only one):

               i  [ ] As soon  as  practicable  under  the payroll   practices
                    utilized   by   the Employer,  and consistently  applied
                    to all Employees, or if earlier, the first day of the Plan Year7.

               ii [ ] As of the first day of the month following the
                    completion of the eligibility requirements.

               iii[X] As  of the earliest of the first day of  the  Plan Year, fourth, seventh or tenth month of the Plan Year next following completion of the eligibility requirements.

               iv [ ] As of the earliest of the first day of the Plan Year or seventh month of the Plan Year next following completion of the eligibility requirements.

               v [ ] As  of the first day of the Plan Year next following
                    completion   of   the eligibility requirements (may only
                    be selected if the eligibility year of service requirement is 6 months or less).
----------
  7 Notwithstanding the foregoing, an Employee who has met the eligibility requirements may not enter the Plan later than six months following the date on which the Employee first completes the eligibility requirements.

     7.   Vesting:

          a. The percentage of a Participant's Employer Contribution Account (attributable to Employer Profit Sharing Contributions) to be vested in him or her upon termination of employment prior to attainment of the Plan's Normal Retirement Date shall be(8):

                      Completed Years of Service

               1       2        3       4       5       6       7

      i   [ ]        100%
      ii  [ ]                 100%
      iii [ ]        20%       40%     60%     80%    100%
      iv  [ ]                  20%     40%     60%     80%    100%
      v   [ ] 10%    20%       30%     40%     60%     80%    100%
      vi  [X] 20%    40%       60%     80%    100%
      vii [ ]                                                 100%

      vii [ ] Full and immediate vesting upon entry into the Plan(9)

              Notwithstanding anything to the contrary in the Plan, the amount inserted in the blanks above shall not exceed the limits specified in Code 411(a)(2).

          b. For purposes of computing a Participant's vested account balance, Years of Service for vesting purposes [X] shall [ ] shall not include Years of Service before the Employer maintained this Plan or any predecessor plan, and [X] shall [ ] shall not include Years of Service before the Employee attained age 18.

          c.   Notwithstanding the  provisions  of this   Item B(7)(c)  of the
               Adoption Agreement, a Participant shall become fully vested in his Participant's Em ployer Contribution if:(10)

               i [ ] the Participant's job is  eliminated without the
                   Participant being offered a comparable position elsewhere with the Employer.

               ii [ ] for  such  reason  as  is  described below:

----------
  8 Notwithstanding the selection made in this Item B(7)(a), a Participant shall be fully vested in his or her Employer Contribution Accounts if the Participant dies or becomes Disabled while in the employ of the Employer.
  9 If more than one Year of Service is an eligibility requirement, Item viii must be selected
  10 The provision of this section will be administered by the Employer on a consistent and nondiscriminatory basis.

     8.   Employer Profit Sharing Contributions:

          a.   Contributions:

               i  [X] In its discretion, the Employer may contribute
                      Employer Profit Sharing Contributions to the Plan.

               ii [ ] The Employer shall contribute Employer Profit Sharing
                      Contributions to the Plan in the amount of       % of
                      the Compensation of all Eligible Participants under the Plan.

               iii [X] If  selected, the Employer  may  make Employer  Profit
                      Sharing Contributions without regard to current or accumulated Net Profits of the Employer for the taxable year ending with, or within the Plan Year.

               iv [ ] If selected, the Employer may designate all or any
                      part of the Employer Profit Sharing Contributions as Qualified Nonelective Contributions, provided, however, that contributions so designated will be subject to the same vesting, distribution, and withdrawal restrictions as Before Tax Contributions(11).

          b.   Allocations:

               Employer Profit Sharing Contributions shall be allocated to the accounts of eligible Participants according to the following selected allocation formula:

               i [X] The Employer Profit Sharing Contributions shall be allocated to each eligible Participant's account in
                      the ratio     which     the    Participant's
                      Compensation bears to the Compensation of all eligible Participants. Employer Profit Sharing Plan Contributions, shall be allocated to the accounts of Par ticipants who have completed a Year of Service12 (select one):

                      (a)   [ ]    as of the last day of  the month  preceding
                                   the month  in which  the  contribution
                                   was made.

                      (b)   [ ]    as of the last day of the Plan quarter
                                   preceding the quarter in which the
                                   contribution was made.

                      (c)   [X]    as of the last day of  the Plan Year.
----------
  11 Amounts designated as Qualified Nonelective Contributions will be allocated pursuant to 3.1(A)(14) of the Basic Plan Document.
  12 In the event contributions are allocated on a basis other than a full plan year, the Year of Service shall be based on the elapsed time method of calculation, and a Participant shall be deemed to have completed an appropriate Period of Service for allocation purposes if Participant has completed a pro-rata Period of Service corresponding to the interval on which contributions are allocated.

               ii  [ ] The Employer Profit Sharing Contributions  shall  be allocated in accordance with the following formula:

                       (a) If the Plan is Top-Heavy, the contribution  shall
                           be first  credited to    each    eligible
                           Participant's Account   in  the  ratio   which
                           the Participant's  Compensation  bears  to the
                           total Compensation   of   all eligible
                           Participants, up to 3% of each Participant's Compensation.

                       (b) If  the  Plan  is  Top-Heavy,  any Employer  Profit
                           Sharing  Contribution remaining after the
                           allocation in (a) above   shall  be  credited  to
                           each eligible Participant's account in the ratio which the Participant's Excess Compensation(13) bears to the total Excess Compensation of all
                           eligible Participants,  up  to   3%   of   each
                           eligible Participant's      Excess Compensation.

                      (c)  Any  contributions remaining after the  allocation
                           in (b) above shall  be credited      to     each
                           eligible Participant's account in the ratio which the sum of the Participant's to tal
                           Compensation and     Excess Compensation bears to
                           the sum of the total Compensation and Excess Compen sation of all eligible Participants, up to  an amount equal to the maximum Excess
                           Percentage times the sum of the Participant's Compensation and Excess Compensation. If the Plan
                           is Top-Heavy,    the    maximum    Excess
                           Percentage  is  % (insert percentage). If  the
                           Plan  is not Top-Heavy,  the maximum   Excess
                           Percentage   is % (insert  percentage, which  shall
                           not exceed the prior Excess Percentage limitation specified by more than 3).

                    Note:  If   the   Permitted  Disparity   Level defined
                           at  Item  B(4)(f)   is   the Taxable  Wage  Base
                           (which is   the contribution  and benefit  base
                           under section 230 of the Social Security Act at the beginning of the year), then the maximum Excess Percentage should be 2.7% if the Plan is Top- Heavy and 5.7% if the Plan is not Top- Heavy.

                           If   the   Permitted  Disparity   Level defined  at
                           Item B(4)(f) is greater than 80% but less than 100% of the Taxable Wage Base, then the maximum Excess Percentage should be 2.4% if the Plan is Top-Heavy and 5.4% if the Plan is not Top-Heavy.
---------
  13 Excess Compensation means a Participant's Compensation in excess of the Permitted Disparity Level specified in the Definitions section of this Adoption Agreement.

                           If the Permitted  Disparity   Level defined  at
                           Item B(4)(f) is greater than the greater of $10,000 or 20% of the Taxable Wage Base, but not more than 80%, then the maximum Excess Percentage should be 1.3% if the Plan is Top-Heavy and 4.3% if the Plan is not Top-Heavy.

                       (d) Any remaining Employer Profit Sharing
                           Contribution    shall    be allocated   among
                           eligible   Partici pants'  accounts  in the  ratio
                           which the Participant's Compensation bears to the total Compensation of all Participants.

               iii [X] If selected, and the Employer has elected  to  allocate
                       Employer   Profit Sharing  Plan Contributions  as  of
                       the last day of the Plan Year, a Participant must be employed by the Employer on the last day of the Plan Year in order to re ceive an allocation(14).
               iv  [X] A  Participant who terminates before the   end   of the
                       period  for   which contributions are allocated shall
                       share in the allocation of Employer Profit Sharing Contributions if termination of employment was the result of (select all that apply):

                         (a)  [X]    retirement
                         (b)  [X]    disability
                         (c)  [X]    death
                         (d)  [ ]    other, as specified below:


     9.   Rollover & Transfer Contributions (select one):

          a.  [X]   Subject   to  policies,  applied   in   a consistent   and
                    nondiscriminatory   manner, adopted by the Committee, each
                    Employee, who would otherwise be eligible to participate
                    in the  Plan except that such Employee  has  not yet  met
                    the  eligibility requirements,  and each   Participant
                    may   make   a   Rollover Contribution as described in
                    Internal Revenue Code 402(a)(5), 403(a)(4) or 408(d)(3).

          b.        Subject to policies, applied in a consistent   and
                    nondiscriminatory   manner, adopted  by the Committee,
                    each Participant may make a Rollover Contribution as
                    described in Internal   Revenue   Code 402(a)(5),
                    403(a)(4) or 408(d)(3).

          c.        No Employee shall make Rollover Contributions to the Plan.

     10.  Distributions:
----------
  14 This option shall only be effective if Item 8(b)(i)(c) has been selected.
     Even if this Item is selected, the provisions of 4.8 of the Basic Plan Document may supersede this requirement if necessary to satisfy Code Sections 401(a)(26) and 410(b).

          a.  Distributions Upon Separation from Service:

              The Normal Form of Benefit under the Plan shall be a single lump sum distribution, made [X] (if selected) as soon as administratively practical after receipt of a distribution request from a Participant entitled to a distribution or [ ] (if selected) upon the Participant's attainment of the Plan's Early Retirement Date or the Plan's Normal Retirement Date, whichever is earlier.

              In addition to the Normal Form of Benefit, the Participant shall be entitled to select from among the following optional forms of benefit specified by the employer (select as many as apply):

               i     [ ]    Installment payments
               ii    [X]    Such  other forms as may be specified below:
                            To   the  extent  that  a  Participant's Account
                            is invested in Investment Funds, the assets of
                            which are distributable in- kind  by the Trustee,
                            a Participant  may elect to receive payment of
                            benefits  in the  form of an in-kind distribution
                            of assets  held  in  an  Investment   Fund.


          b.    In-Service Distributions (select as may be appropriate):

               i     [ ] There   shall   be   no   in-service distribution of
                         Participant account  bal ances   derived  from
                         Employer Profit Sharing Contributions.

               ii    [X] Participants  may request  an   in- service
                         distribution of their account balance attributable to Employer Profit Sharing Contributions, for the following reasons:

                         (a) [X] For purposes of satisfying a financial hardship, as deter mined in accordance
                                   with  the uniform      nondiscriminatory
                                   policy of the Committee;

                         (b) [X]   Attainment of  age  59 1/2 by the
                                   Participant; or

                         (c) [X] Attainment of the Plan's Normal Retirement Date by the Participant.

     11.    Forfeitures:

          a. Forfeitures of amounts attributable to Employer Profit Sharing Contributions shall be reallocated as of:

               i   [X]   the  last  day of the  Plan  Year  in which the
                         Forfeiture occurred.

               ii  [ ]   the   last  day  of  the Plan  Year following  the
                         Plan Year  in  which  the Forfeiture occurred.

               iii [ ]   the  last  day of the  Plan  Year  in
                         which  the  Participant  suffering   the Forfeiture
                         has incurred five consecutive One Year Breaks in Service.

          b. Forfeitures of Employer Profit Sharing Contributions shall be reallocated as follows:

               i    [ ]  Not  applicable  as  Employer  Profit Sharing
                         Contributions are always 100% vested and nonforfeitable.

               ii   [ ]  Used  first  to pay the  expenses  of administering
                         the   Plan,   and   then allocated   pursuant  to
                         one   of the following two options15:

               iii  [ ]  Forfeitures  shall  be  allocated  to Participant's
                         accounts  in   the   same manner   as   Employer
                         Profit Sharing Contributions,     Employer
                         Matching Contributions, Qualified   Nonelective
                         Contributions   or  Qualified Matching Contributions,
                         in the discretion of  the Employer, for  the year  in
                         which  the Forfeiture arose.
               iv   [X]  Forfeitures  shall be  applied   to reduce   the
                         Employer Profit Sharing Contributions,     Employer
                         Matching Contributions,   Qualified   Nonelective
                         Contributions or Qualified   Matching Contributions,
                         in   the   discretion of    the Employer,  for  the
                         Plan Year following the Plan Year in which the Forfeiture arose.

     12.  Limitations on Allocations:

          If the Employer maintains or ever maintained another qualified retirement plan in which any Participant in this Plan is (or was) a participant, or could possibly become a participant, the Employer must complete the following:

          a.   If   the  Participant  is  covered  under  another qualified
               defined contribution plan maintained by the Employer other than a Master or Prototype Plan:

               i    [X]  The  provisions  of this  Plan  shall apply as if the other plan were a Master or Prototype plan; or,

               ii   [ ]  The  following  provisions  will  be effective  to
                         limit the total  Annual Additions  to  the  Maximum
                         Permissible Amount, and  will properly  reduce  any
                         Excess   Amounts,  in a manner   that precludes
                         Employer discretion:
----------
  15 If this option is selected, iii or iv must be selected to reallocate Forfeitures of Employer Profit Sharing Contributions remaining after expenses of administering the plan have been paid.0

          b.   If the  Participant  is  or  ever  has  been   a participant
               in a qualified defined  benefit  plan maintained   by   the
               Employer, the following provisions will be effective to satisfy the 1.0 limitation of Internal Revenue Code 415(e), in a manner that precludes Employer discretion:


     13.  Internal Revenue Code 411(d)(6) Protected Benefits:

          [ ]  If  selected,  the Plan has Internal Revenue  Code
               411(d)(6) Protected Benefits from a prior plan that this Plan amends, that must be protected.

     14.  Top-Heavy Plan Provisions:

          For  each  Plan Year in which the Plan is  a  Top-Heavy
          Plan the following provisions will apply:

          a.   The   percentage   of  a  Participant's   Employer Contribution
               Account to be vested in him upon termination of employment prior to retirement shall be:

               i   [ ]   a percentage determined in accordance with the
                         following schedule:

                    Years of Service     Percentage
                    Less than two                0
                    Two but less than three     20
                    Three but less than four    40
                    Four but less than five     60
                    Five but less than six      80
                    Six or more                100;

               ii  [ ]   100% vesting after     (not to exceed 3)  Years of
                         Service; provided, however, that Years of Service may not exceed two (2) if the service requirement for eli gibility exceeds 1 year; or
               iii [ ]   computed  in  accordance  with the vesting  schedule
                         selected by the Em ployer in Items B(7)(a) or C(4)(d), as long as the benefits under the vesting schedule  in  Items B(7)(a)  or  C(4)(d) vest  at
                         least as rapidly as the two options specified in this Item B(14)(a), above.

               If the vesting schedule under the Plan shifts in or out of the schedules above for any Plan Year because of the Plan's Top-Heavy status, such shift is an amendment to the vesting
               schedule and  the election   in  2.2  of  the  Basic  Plan
               Document applies.

          b.   For  purposes  of  minimum Top-Heavy  allocations,
               contributions and forfeitures equal to  3  %  (not less   than
               3%) of  each  Non-key   Employee's Compensation   will   be
               allocated to    each Participant's Contribution Account when
               the Plan is a Top-Heavy Plan, except as otherwise provided in the Basic Plan Document.This Item 14 will not apply to any
               Participant  to  the extent   the Participant  is covered under
               any other plan or plans of the Employer and the Employer completes the following: (Insert the name of the plan or
               plans   which will meet the minimum allocation  or benefit
               requirement  applicable   to Top-Heavy plans.)

          c.   The Valuation Date as of which account balances or accrued
               benefits  are  valued  for  purposes   of computing  the
               Top-Heavy Ratio shall be  the  last day of each Plan Year.

          d. If the Employer maintains or has ever maintained one or more defined benefit plans which have covered or could cover a Participant in this Plan, complete the following:

             Present   Value:   For  purposes  of  establishing Present Value
             to compute the Top-Heavy Ratio, any benefit shall be discounted only for mortality and interest based on the following:

               Interest rate       %     Mortality table

     15.  Investments:

          a.   Investments   made  pursuant  to  the   investment direction
               provisions of the Basic  Plan  Document shall be made into any
               appropriate Investment Fund as   selected  by  the  Employer.
               In addition, investment of Plan assets is expressly authorized, as required by Revenue Ruling 81-100, in each of the following common or collective funds sponsored by the Trustee, or an affiliate of the Trustee(16):
               KEY TRUST COMPANY EB MANAGED GUARANTEED INCOME CONTRACT FUND, THE KEY TRUST COMPANY MULTIPLE INVESTMENT TRUST FOR EMPLOYEE BENEFIT TRUSTS, AND OTHER COLLECTIVE TRUSTS EXEMPT FROM
               TAX UNDER  IRC 501 AND AS DESCRIBED IN REV.  RUL.  81- 100.

          b. [ ] If selected, an Employer Stock Fund shall be available as an Investment Fund pursuant to the terms of the Basic Plan Document.

                 [ ] If  selected, and an Employer Stock Fund is  available
                     as  an  Investment  Fund, Participants   will  have   the
                     right, notwithstanding any other provisions  of the
                     Plan, to direct that a portion of the Plan assets held for their benefit and invested in the Employer Stock
----------
  16 This Item is for use in identifying collective trust funds, which, pursuant to Revenue Ruling 81-100 must be specifically referenced in the Plan. Actual Investment Funds are referenced on the Investment
      Fund Designation form attached to this Adoption Agreement.

                     Fund be diversified pursuant to the provisions of 10.7(F) of the Basic Plan Document.

          c. Participants may make changes of existing account balances and future contributions from among the Investment Funds offered:

               i   [X] Once  during each business  day  that the  Trustee  and the  New  York  Stock Exchange are open.
               ii  [ ] Once during each calendar month.
               iii [ ] Once during each quarter of the  Plan Year.
               iv  [ ] Once during  each rolling      day period.

          d. [ ] If selected, the Participant shall be restricted in making changes of existing account balances from any Investment Fund, as specified in the terms or conditions
                    of  such Investment Fund,  and  the  Employer   shall
                    attach    an    addendum specifying    such restriction.

          e.   The Participant   will  designate   into   which Investment
               Funds  all  contributions   to   their accounts are made,
               except the following:

               i    [X]  Employer Profit Sharing Contributions
               ii   [ ]  Employer    Mandatory     Matching Contributions
               iii  [X]  Employer   Discretionary   Matching Contributions
               iv   [X]  Qualified Matching Contributions
               v    [X]  Qualified Nonelective Contributions

          f. [ ] If selected, and to the extent a selection is made above, the Employer shall attach an Investment Direction Addendum specifying how the contributions so specified
                    shall   be invested among the Investment Fund.

          g. [X] If selected, the Participant shall be restricted in the use of the Employer Stock Fund as an Investment
                    Fund for designating the   investment  of  contributions
                    in   the Participant's account, as follows:

                    i  [X] The  Participant may not  direct the  investment of
                           Plan assets held in their account into the Employer Stock Fund.

                    ii [ ] The Participant may direct     % of the following
                           contributions into the Employer Stock Fund:

                              (a) [ ]   Employer Profit Sharing Contributions

                              (b) [ ]   Employer Mandatory Matching
                                        Contributions

                              (c) [ ]   Employer Discretionary Matching
                                        Contributions
                              (d) [ ]   Qualified Matching Contributions
                              (e) [ ]   Qualified Nonelective Contributions

                    iii [ ]           %    of    the   following contributions
                              will be invested into the Employer Stock Fund, with the balance invested among:

                              (a) [ ]  the  other  Investment Funds,
                                       including    the Employer Stock Fund

                              (b) [ ] the  other  Investment Funds, not
                                      including  the Employer Stock Fund
     16.  Loans (select one):

          a. [X] Loans may be made from the Plan in accordance with the Basic Plan Document and such policies and procedures as the Committee may adopt and apply on a consistent and nondiscriminatory basis(17).

          b.   [ ]  No loans shall be made from the Plan.

     17.  Trustee:

          The Trustee of this Plan shall be Key Trust Company of Ohio, N.A. (a bank or trust company affiliated with KeyCorp within the meaning of Internal Revenue Code 1504).

     18.    Effective Date Addendum:

            [ ]  If  selected,  the  following  provisions  shall
                 have  the  specified effective dates (which  are
                 different  from  the  date  specified  in   Item
                 B(1)):
----------
  17 If this option is selected, the Employer must establish appropriate procedures for implementation of the Plan's loan program.

C.  401(k) Plan Provisions:

     1.   Service:

          An Eligible Employee shall be required to fulfill the following eligibility service requirements in order to participate in the Plan through a salary reduction agreement and for purposes of receiving an allocation of Employer Matching Contributions:

          a.   [X]  The  Employee must complete 1  of  Service (not  more than 1 year) to be a Participant for purposes of receiving allocations of Employer Matching Contributions.
          b. [X] The Employee must complete 1 of Service (not more than 1 year) to be a Participant for purposes of entering
                    into  a Salary Reduction Agreement  and  having   Employee
                    Before Tax Contributions or Employee After Tax Contributions contributed to the Plan on the Employee's behalf.

     2.   Employee Salary Deferrals:

          a. [X] Participants shall be entitled to enter into a Salary Reduction Agreement providing for Before Tax
                    Contributions to be made  to the Plan.

                    i The minimum Before Tax Contribution shall be 1 % of the Participant's Compensation.
                    ii The maximum Before Tax Contribution shall be 15 % of the Participant's Compensation.

          b. [ ] Participants shall be entitled to enter into a Salary Reduction Agreement providing for After Tax Contributions to be made to the Plan.

                    i    The  minimum  After Tax Contribution  shall be      %
                         of    the    Participant's Compensation.
                    ii   The maximum  After Tax Contribution  shall be       %
                         of the    Participant's Compensation.
                    iii [ ]  If selected, notwithstanding the above,  a
                             Participant shall not  be able   to   enter  into
                             a Salary Reduction Agreement providing for After Tax Contributions to be made to the Plan unless the Participant has entered into a Salary Reduction Agreement that provides for Before Tax Contributions to be made to the Plan in an
                             amount  of at  least %      of     the
                             Participant's Compensation.

          c.  [ ]   If  selected,  a  Participant  shall   be entitled  to
                    enter into a  Salary  Reduction Agreement  providing that
                    any extraordinary item   of   compensation,  not  yet
                    payable (including  bonuses), be  withheld  from  the
                    Participant's Compensation and contributed to the Plan as
                    either a Before Tax Contribution, or  After  Tax
                    Contribution  (provided  such contributions  are
                    authorized above,  and  to the   extent  that such
                    contribution,  when aggregated with either the
                    Participants other Before  Tax Contributions or After Tax
                    Contri butions   do not  exceed  the   limitations
                    specified above, on an annual basis).

     3.  Contribution Changes:

          a.   Participants may increase or decrease  the  amount
               of  contributions made to   the Plan  pursuant  to  a Salary
               Reduction Agreement once each:

                      i   [ ]  Plan Year
                      ii  [ ]  Semi-annual period, based on the  Plan Year
                      iii [X]  Quarter, based on the Plan Year
                      iv  [ ]  Month
                      v   [ ]  Other,   as   specified   below (provided  that
                               it is  at  least  once per year):


          b.   Claims   for   returns   of   Excess   Before   Tax
               Contributions  for  the  Participant's   preceding taxable
               year must  be  made  in  writing,   and submitted  to the
               Committee by March 1 (specify  a date between March 1 and April
               15).(18)

     4.  Employer Matching Contributions(19):

          a.  Mandatory Matching Contributions:

              The Employer shall make contributions to the Plan, in an amount as specified below:

               i   [ ]  An  amount, equal to       %  of  each Participant's
                        Before Tax  Contributions, however,  no  match  shall
                        be  made on Participant's  Before  Tax  Contributions
                        in  excess of % (or  $        )  of the Participant's
                        Compensation.

               ii  [ ]  An  amount, equal to       % of  each Participant's
                        After Tax Contributions, but  not  to exceed       %
                        of  the Par ticipant's Compensation, or $      .
               iii [ ]  An amount, equal to       % of  each Participant's
                        contributions made pursuant to a Salary Reduction
                        Agreement (including both Before Tax Contributions and
                        After Tax Contributions), but only if  the Participant
                        has entered into a Salary Reduction Agreement
                        providing for Before  Tax Contributions of at least %
                        of       the Participant's Com pensation, but not to
                        exceed %  of the  Participant's Compensation, or  $ .
               iv  [ ]  An  amount  equal to the sum of  the following:

                         (a)         % of the first       % of the
                                Participant's  Compensation deferred  pursuant
                                to  a Salary Reduction Agreement; plus,
                         (b)         % of the next       % of the
                                Participant's Compensation deferred  pursuant
                                to  a Salary Reduction Agreement; plus,
                         (c)         % of the next       % of the
                                Participant's Compensation deferred  pursuant
                                to  a Salary Reduction Agreement, but not  to
                                exceed % of the Participant's Compensation, or
                                $ .
               v   [ ]  An  amount equal to $ , for each Participant who
                        enters  into  a Salary Reduction   Agreement providing
                        for Before Tax Contributions,   After Tax
                        Contributions, or either Before  Tax Contributions or
                        After Tax Contributions (or a combination of both) equal to or exceeding % of the Participant's
                        Compensation. Such contributions shall be made and allocated:

                         (a)  [ ]  only during the first  Plan Year the Plan
                                   is in effect, or if   a  restatement,  for
                                   the first Plan  Year   beginning with,  or
                                   containing  the  re statement Effective
                                   Date.
                         (b)  [ ]  each  Plan Year  that a Participant  has
                                   in  force  a Salary Reduction   Agreement
                                   meeting the criteria specified above.
                         (c)  [ ]  during the first Plan  Year that the
                                   Participant participates through a  Salary
                                   Reduction Agreement meeting the criteria specified above.

          b.  Discretionary Matching Contributions:

              [X] The Employer shall make contributions to the Plan, in an amount determined by resolution of the Board of Directors on an annual basis. The Board resolution shall
                    provide  for  the percentage   and/or  amount  of  Before
                    Tax Contributions and/or After Tax Contributions to be matched and the maximum percentage and/or amount of Before Tax Contributions and/or After Tax Contributions eligible for matching.

          c.  Allocation of Matching Contributions:

               Employer Matching Contributions shall be allocated pursuant to the terms of the Basic Plan Document, notwithstanding the foregoing:

               i  [X]  A  Participant who terminates  before the   end   of
                       the  period  for   which contributions are allocated
                       shall share in  the  allocation of Employer Matching
                       Contributions if    termination    of employment was
                       the result of (select all that apply):

                         (a)  [X]    retirement
                         (b)  [X]    disability
                         (c)  [X]    death
                         (d)  [ ]    other, as specified below:


               ii [X]  Employer Matching Contributions shall be   allocated
                       to  the   accounts   of Participants (select one):

                         (a)  [ ]  as  of each pay period  for which a
                                   contribution was  made pursuant to a Salary
                                   Reduction Agreement.
                         (b)  [ ]  semi-monthly.
                         (c)  [ ]  as of the last day of  the month  preceding
                                   the month in which  the contribution   was
                                   made.
                         (d)  [ ]  as of the last day of the Plan quarter
                                   preceding the quarter    in which the
                                   contribution was made.
                         (e)  [X]  as of the last day of  the Plan year.

               iii [X] If  selected, the Employer  may  make Employer Matching
                       Contributions without regard to current or accumulated Net Profits of the Employer for the taxable year ending with, or within the Plan Year(20).

          d.   The   percentage   of  a  Participant's   Employer Matching
               Contribution Account(21) (attributable to Employer Matching Contributions) to be vested in him or her upon termination of employment prior to attainment of the Plan's Normal Retirement Date shall be(22):

                      Completed Years of Service

                   1       2       3       4       5       6      7

         i   [ ]         100%
         ii  [ ]                 100%
         iii [ ]          20%     40%     60%     80%    100%
         iv  [ ]                  20%     40%     60%     80%   100%
         v   [ ]  10%     20%     30%     40%     60%     80%   100%
         vi  [X]  20%     40%     60%     80%    100%
         vii [ ]                                                100%
         vii [ ] Full and immediate vesting upon entry into the Plan

         Notwithstanding anything to the contrary in the Plan, the amount inserted in the blanks above shall not exceed the limits specified in Code 411(a)(2).

          e.   Notwithstanding  the  provisions  of   this   Item C(4)(e)  of
               the Adoption Agreement, a Participant shall become fully vested in his Participant's Employer Matching Contribution Account if(23):

               i  [ ]   the  Participant's job is  eliminated without the
                        Participant being offered  a comparable position
                        elsewhere with  the Employer.
               ii [ ]   for  such reason  as  is described below:
----------
  20 Net Profits will never be required for the contribution of Before Tax
     Contributions, After Tax Contributions, Qualified Nonelective Contributions or Qualified Matching Contributions.
  21 Notwithstanding anything in the Adoption Agreement to the contrary, amounts in a Participant's account attributable to Before Tax Contributions, Qualified Nonelective Contributions, and Qualified Matching Contributions shall be 100% vested and nonforfeitable at all time.
  22 Notwithstanding the selection made in this Item B(7)(b), a Participant shall be fully vested in his or her Employer Contribution Accounts if the participant dies or becomes Disabled while in the employ of the employer.
  23 The provisions of this section will be administered by the Employer on a consistent and nondiscriminatory basis.

          f.  Corrective Contributions:

               i  [X]  If  selected, the Employer  shall  be authorized  to make Qualified Matching Contributions, subject to the terms of the Basic Plan Document, in an amount
                       determined   by resolution  of  the   Board   of
                       Directors on an annual basis.

               ii [X] If selected, the Employer shall be authorized to make Qualified Nonelective Contributions, subject to the terms of the Basic Plan Document, in an amount determined by resolution of the Board of Directors on an annual basis.

     5.  Gap Earnings:

         [ ]    If   selected,  Gap  Earnings,  as   defined   in 3.2(G)(1)
                of  the Basic Plan Document,  will  be calculated for Excess
                Elective Deferrals,  Excess Contributions      and      Excess
                Aggregate Contributions, and refunded to the Participant as provided for in Article III of the Basic Plan Document.

     6.  Forfeitures:

          a. Forfeitures  of  amounts  attributable  to   Employer Matching
             Contributions shall be reallocated as of:

               i   [X] the  last  day of the  Plan  Year  in which the
                       Forfeiture occurred.
               ii  [ ] the   last  day  of the Plan  Year following  the Plan
                       Year  in  which  the Forfeiture occurred.
               iii [ ] the last  day of the Plan  Year  in which  the
                       Participant suffering   the Forfeiture   has incurred
                       the fifth consecutive One Year Break in Service.

          b. Forfeitures of Employer Matching Contributions shall be reallocated as follows:

               i   [ ] Not  applicable as Employer  Matching Contributions are always 100% vested and nonforfeitable.
               ii  [ ] Used  first  to pay the  expenses  of administering
                       the   Plan,   and   then allocated   pursuant  to  one
                       of the following two options:
               iii [ ] Forfeitures  shall  be  allocated  to Participant's
                       accounts  in   the   same manner   as   Employer
                       Profit Sharing Contributions,     Employer     Matching
                       Contributions, Qualified   Nonelective Contributions
                       or Qualified Matching Contributions, in the discretion of the Employer, for the year in which the Forfeiture arose.

               iv  [X] Forfeitures  shall  be  applied to reduce   the
                       Employer Profit   Sharing Contributions,     Employer
                       Matching Contributions, Qualified   Nonelective
                       Contributions or Qualified Matching Contributions, in the discretion of the Employer, for the Plan Year following the Plan Year in which the Forfeiture arose.

          c. Forfeitures  of Excess Aggregate Contributions  shall be:

               i   [X] Applied    to    reduce    Employer contributions for
                       the Plan Year in which the  excess  arose,  but
                       allocated   as below,  to the extent the excess exceeds
                       Employer contributions  for  the   Plan Year,   or  the
                       Employer  has already contributed for such Plan Year.
               ii  [ ] Allocated after all other forfeitures under the Plan:

                       (a)  [X]  to the Matching Contribution account  of
                                 each Non-highly Compensated Participant who made Before Tax Contributions or After Tax Contributions in the ratio which each such Participant's Compensation for the Plan Year bears to the total Compensation of all such Participants for the Plan Year; or,

                       (b)  [ ]  to the Matching Contribution account  of
                                 each Non-highly Compensated Eligible
                                 Participant in the ratio which each Eligible
                                 Participant's Compensation for the Plan Year bears to the total Compensation of all Eligible Participants for the Plan Year.

     7.     In-Service Distributions (select as may be appropriate):

          a. [ ] There shall be no in-service distribution of Participant account balances derived from Before Tax Contributions
                 (including Qualified Nonelective   Contributions   and
                 Qualified Matching Contributions treated as Before Tax Contributions under the terms of the Basic Plan
                 Document),   or   Employer   Matching Contributions.

          b. [X] Participants may request an in-service distribution of their account balance attributable to Employer
                 Matching Contributions, for the following reasons:

                    i    [X] For purposes of satisfying  a financial hardship,
                             as determined in accordance with the uniform
                             nondiscriminatory policy of the Committee;
                    ii   [X] Attainment of age 59 1/2 by the Participant; or
                    iii  [X] Attainment of the Plan's Normal Retirement Date
                             by the Participant.

          c. [X] Participants may request an in-service distribution of their account balance attributable to Employee Before Tax Contributions, for the following reasons:

                    i    [ ] For purposes of satisfying a financial hardship,
                             as determined by the facts and circumstances of an Employee's situation, in accordance with the provisions of 3.9 of the Basic Plan Document;

                    ii   [X] For purposes of satisfying a financial hardship,
                             using the "safe harbor" provisions of 3.9 of the Basic Plan Document.

                    iii  [X] Attainment  of age  59 1/2 by  the Participant; or
                    iv   [X] Attainment of the Plan's  Normal Retirement Date
                             by the Participant.

NOTICE: The adopting Employer may not rely on an opinion letter issued by the National Office of the Internal Revenue Service as evidence that the Plan is qualified under the provisions of 401 of the Internal Revenue Code. In order to obtain reliance with respect to the Plan's qualification, the Employer must apply to the Key District Office of the Internal Revenue Service for a determination letter.

This Adoption Agreement may only be used in conjunction with Basic Plan Document # 05.

This Plan document may only be used under the express authority of KeyCorp, its subsidiaries and affiliates, and is not effective as completed until executed by a duly authorized officer of KeyCorp, one of its subsidiaries or affiliates, and approved by KeyCorp's counsel.

KeyCorp, as sponsor, may amend or discontinue this prototype plan document upon proper notification to all adopting Employers pursuant to Revenue Ruling 89-13.

Failure to properly fill out an Adoption Agreement may result in disqualification of the Plan, and adverse tax consequences to the Employer and Plan Participants.

This Plan is sponsored by:

   KeyCorp, on behalf of its operating subsidiaries, banking and trust company affiliates
   127 Public Square
   Cleveland, Ohio  44114
   (800) 982-3811

   In Witness Whereof, the Employer and the Trustee, by their respective duly authorized officers, have caused this Adoption Agreement to be executed
on this       day of      , 1997.


Employer:  Shopsmith Inc.


By: /s/William Becker
Title: William C. Becker - V.P. Finance

Trustee:  Key Trust Company of Ohio, N.A.


By: /s/Brian J. Vallo
Title: Brian J. Vallo, Trust Officer

        and

By: /s/Angela K Davis
Title: Angela K. Davis, Vice President


Approved on Behalf of Trustee:

                     Initials:        Date:

                      INVESTMENT FUND DESIGNATION

      Shopsmith Inc. (the "Named Fiduciary"), as an independent fiduciary with respect to the Shopsmith Inc. Savings Plan (the "Plan"), an employee benefit pension plan covered by the applicable provisions of the Employee Retirement Income Security Act of 1974, as amended ("ERISA") and its employees who participate therein (the "Participants"), hereby acknowledges, confirms and directs that the following actions shall be taken in connection with the assets held in trust for the benefit of the Participants under the plan. The plan assets are currently invested in the funds more fully described below ("Existing Funds"). The Named Fiduciary directs that the Existing Funds shall be liquidated and forwarded to the Trustee of the Plan for reinvestment as follows. The Named Fiduciary has received and examined the various available Investment Funds and designates the following investment funds from among the investment fund options available for adopting employers of the PRISM(registered trademark) PROTOTYPE RETIREMENT PLAN & TRUST (as defined in
10.7 of the Plan) to be available for selection by Participants for the investment of Plan assets held for their benefit ("PRISM(registered trademark) Funds"). The Named Fiduciary further designates that assets held in each of the Existing Funds by the Plan prior to liquidation and transfer to the Trustee shall be reinvested in the corresponding PRISM(registered trademark) Fund as specified below:

     Existing Funds:                 PRISM(registered trademark) Funds:
(a)  Merrill Lynch Ready Asset     (a)  Victory Financial Reserves
(b)  Merrill Lynch Corporate Bond  (b)  Fidelity Advisor Intermediate Bond
(c)  Merrill Lynch Capital         (c)  George Putnam Fund of Boston
(d)  Merrill Lynch Basic Value     (d)  Putnam Fund for Growth and Income
(e)                                (e)  Victory Diversified Stock
(f)                                (f)  Franklin Mutual Beacon
(g)                                (g)  Templeton World
(h)                                (h)  KeyChoice Income and Growth
(i)                                (i)  KeyChoice Moderate Growth
(j)                                (j)  KeyChoice Growth
(k)  Shopsmith Inc.                (k)  Shopsmith Inc.

     [X] In addition, if selected, an Employer Stock Fund will also be available.

In making the selection of Investment Funds, and in designating the PRISM (registered trademark) Funds into which the liquidated assets from each of the Existing Funds will be invested in, the Named Fiduciary hereby confirms and acknowledges that:

       The Named Fiduciary has had made available to it copies of the prospectuses (to the extent required under applicable federal securities law and regulation) for each investment fund available for selection by adopting employers of the PRISM (registered trademark) PROTOTYPE RETIREMENT PLAN & TRUST, and has received copies of each such prospectus for the Investment Funds selected;

       The Named Fiduciary acknowledges that the Trustee of the Plan may receive certain fees for services provide to, or on behalf of an Investment Fund, or the sponsors or distributors thereof, pursuant to plans of distribution adopted by the fund under the provisions of Rule 12b-1 of the Investment Company Act of 1940, and further acknowl edges that (i) such fee, if paid, is appropriate for
       services  rendered to the fund, and when  aggregated  with other   fees
       for   service  payable   to   the   Trustee constitutes  reasonable
       compensation for the Trustee's services to the Plan; and (ii) the Plan will be able to redeem its interest in any such Investment Fund on reasonably short notice without penalty; The Named Fiduciary further acknowledges that it has selected the Investment Funds, and designated the PRISM(registered trademark) Funds into which the
       liquidated assets from each  of  the Existing   Funds  will  be
       invested  in,  in   its sole determination,  after  due inquiry,  that
       the Investment Funds are appropriate vehicles for the investment of Plan assets pursuant to the terms of the Plan, considering all
       relevant  facts  and circumstances,  including  but   not limited  to
       (i) the investment policy and philosophy of the Named Fiduciary developed pursuant to ERISA 404; (ii) the ability of Participants, using an appropriate mix of Investment Funds, to diversify the investment of Plan assets held for their benefit; and, (iii) the ability of Participants to, utilizing an appropriate mix of Investment Funds, structure an investment portfolio within their account in the Plan with risk and return characteristics within the normal range of risk and return characteristics for individuals with similar in vestment backgrounds, experience and expectations, and that the investment of assets which will be liquidated from the Existing Funds in the specified PRISM(registered trademark) Funds is appropriate considering the above described criteria; and,

       The Named Fiduciary acknowledges that it has not relied on any representations or recommendations from the Trustee or any of its employees in selecting the Investment Funds, or in specifying which of the selected PRISM(registered trademark) Funds into which the liquidated assets from each of the Existing Funds will be invested.

The Trustee agrees to follow the Named Fiduciary's direction with respect to offering the Investment Funds available for selection by the Participants in the Plan for the investment of Plan assets held for their benefit:

      In WITNESS WHEREOF, the Employer, by its duly authorized representative, has executed this document in connection with adoption of the Plan utilizing the PRISM(registered trademark) PROTOTYPE RETIREMENT PLAN & TRUST documents, as provided by the Trustee.

                          NAMED FIDUCIARY:
                          Shopsmith Inc.
                          By:   /s/ William C Becker
                                William C. Becker, Vice President,Finance

      Seen and accepted by the Trustee, who shall provide the Investment Funds selected by the Employer pursuant to the terms of this document, and pursuant to the Plan.

                              TRUSTEE:
                              Key Trust Company of Ohio, N.A.
                              By:  /s/ Brian J Vallo
                              Brian J. Vallo, Trust Officer

         PRISM(registered trademark) PROTOTYPE RETIREMENT PLAN AND TRUST

                                  ARTICLE I
                                 DEFINITIONS

1.1 DEFINITIONS. Unless the context indicates otherwise, the following terms, when used herein with initial capital letters, shall have the meanings set forth below:

     (A) ACCOUNTING DATE: The date which is the last business day of each month of the Employer's Plan Year or such other date as may be agreed upon between the Employer and the Trustee, but only if the Employer has specifically requested the Trustee to prepare an accounting on or before such date. Notwithstanding the foregoing, the Trustee shall value the assets held in the Trust on each business day that the Trustee and the New York Stock Exchange are open for business.

     (B) ADOPTION AGREEMENT: The Adoption Agreement adopting this Plan which has been executed by the Employer and accepted by the Trustee, including any amendment thereof, which is incorporated herein by reference.

     (C) BASIC PLAN DOCUMENT: This document, which, in connection with the Adoption Agreement forms the Plan.

     (D) BENEFICIARY: The person or persons to whom a deceased Participant's benefits are payable under the Plan.

     (E) BREAK IN SERVICE: A 12-consecutive month period during which the Participant does not complete more than one-half of the Hours of Service with the Employer required for a Year of Service, as elected in the Adoption Agreement. For eligibility purposes, the initial 12-consecutive month period is the period beginning on the Employees date of hire. Subsequent 12-consecutive month periods for eligibility purposes will be either the period ending on the annual anniversary of the Employee's date of hire or the Plan Year, as selected in the Adoption Agreement. For all other purposes, the 12-consecutive month period shall be the Plan Year, or other computation period as selected in the Adoption Agreement. If the elapsed time method of crediting service is elected in the Adoption Agreement, "Break In Service" will mean a Period of Severance of at least 12 consecutive months.

     (F) CODE: The Internal Revenue Code of 1986, and amendments thereto.

     (G) COMMITTEE: The Committee provided for in Article XI, which shall be a Named Fiduciary as defined in the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). To the extent that the Employer does not appoint a Committee, the Employer shall have the duty of the day to day administration of the Plan and shall be the Named Fiduciary for that purpose.

     (H) COMPENSATION: Compensation shall have the following various definitions, as may be appropriate within the context of the Plan:

          (1) Compensation as that term is defined in Section 6.6(A) of the Plan. For any Self- Employed Individual covered under the Plan, Compensation will mean Earned Income. Compensation shall include only that compensation which is actually paid to the Participant during the determination period. Except as provided elsewhere in this Plan, the determination period shall be the period elected by the Employer in the Adoption Agreement. If the Employer makes no election, the determination period shall be the Plan Year. For purposes of allocations of Employer Profit Sharing or Matching Contributions, the definition of Compensation in
               Section 6.6(A)(2)(a) shall be used, as modified in the Adoption Agreement.

               Notwithstanding the above, if elected by the Employer in the Adoption Agreement, Compensation for allocation purposes shall include any amount which is contributed by the Employer pursuant to a salary reduction agreement and which is not includible in the gross income of the employee under Sections 125, 402(e)(3), 402(h)(1)(B) or 403(b) of the Code.

          (2) For years beginning after December 31, 1988, and prior to January 1, 1994, the annual Compensation of each Participant taken into account for determining all benefits provided under the Plan for any determination period shall not exceed $200,000. This limitation shall be adjusted by the Secretary at the same time and in the same manner as under Section 415(d) of the Code except that the dollar increase in effect on January 1 of any calendar year is effective for plan years beginning in such calendar year and the first adjustment to the $200,000 limitation is effective on January 1, 1990. After December 31, 1993, the annual Compensation of each Participant taken into account for determining all benefits provided under the Plan for any determination period shall not exceed $150,000, or such other lesser amount as may be specified in the Adoption Agreement. This limitation shall be adjusted by the Secretary at the same time and in the same manner as under Section 415(d) of the Code. If a Plan determines Compensation on a period of time that contains fewer than 12 calendar months, then the annual Compensation limit is an amount equal to the annual Compensation limit for the calendar year in which the Compensation period begins multiplied by a ratio obtained by dividing the number of full months in the period by 12.

               In determining the Compensation of a Participant for purposes of this limitation, the rules of Section 414(q)(6) of the Code shall apply, except in applying such rules, the term "family" shall include only the Spouse of the Participant and any lineal descendants of the Participant who have not attained age 19 before the close of the year. If, as a result of the application of such rules the adjusted annual compensation limitation is exceeded, then (except for purposes of determining the portion of Compensation up to the integration level if this Plan provides for permitted disparity), the limitation shall be prorated among the affected individuals in proportion to each such individual's Compensation as determined under this Section prior to the application of this limitation.

               If compensation for any prior determination period is taken into account in determining an Employee's allocations or benefits for the current determination period, the compensation for such prior year is subject to the applicable annual compensation limit in effect for that prior year. For this purpose, for years beginning before January 1, 1990, the applicable compensation limit is $200,000. In addition, in determining allocations in plan years beginning on or after January 1, 1994, the annual compensation limit in effect for determination periods beginning before that date is $150,000.

     (I) DISABILITY: The inability to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment which can be expected to result in death or which has lasted or can be expected to last for a continuous period of not less than twelve (12) months. The permanence and degree of such impairment shall be supported by medical evidence. The Employer shall determine the existence of a Disability based on its current disability policy, applied on a uniform and nondiscriminatory basis.

     (J) EARNED INCOME: The net earnings from self- employment in the trade or business with respect to which the Plan is established, for which personal services of the individual are a material income-producing factor. Net earnings will be determined without regard to items not included in gross income and the deductions allocable to such items. Net earnings are reduced by contributions by the Employer to a qualified Plan to the extent deductible under Section 404 of the Code. Net earnings shall be determined with regard to the deduction allowed to the taxpayer by Section 164(f) of the Code for taxable years beginning after December 31, 1989.

     (K) EARLY RETIREMENT DATE: The date specified in the Adoption Agreement at which a participating Employee may receive an early retirement benefit.

     (L) EFFECTIVE DATE: The date specified in the Adoption Agreement which shall be the effective date of the provisions of this Plan, unless modified in Item B(18) of the Adoption Agreement. If the Plan is a restatement of an existing Plan, the original effective date of the Plan shall be as specified in the Adoption Agreement.

     (M) ELIGIBLE EMPLOYEE: Any Employee who is eligible to receive an Employer contribution (including forfeitures), as defined in Item B(6) of the Adoption Agreement.

     (N) ELIGIBILITY COMPUTATION PERIOD: For purposes of determining Years of Service and Breaks in Service for purposes of eligibility, the initial Eligibility Computation Period is the 12- consecutive month period beginning on the Employee's Employment Commencement Date.

          (1) For plans in which the Eligibility Computation Periods commence on the 12- consecutive month anniversary of the Employee's Employment Commencement Date, the succeeding 12-consecutive month periods commence with the first anniversary of the Employee's Employment Commencement Date.

          (2) For plans in which the Eligibility Computation Period shifts to the Plan Year, the succeeding 12-consecutive month periods commence with the first Plan Year which commences prior to the first anniversary of the Employee's Employment Commencement Date regardless of whether the Employee is entitled to be credited with number of Hours of Service specified in the Adoption Agreement during the initial Eligibility Computation

               Period. An Employee who is credited with number of Hours of Service specified in the Adoption Agreement in both the initial Eligibility Computation Period and the first Plan Year which commences prior to the first anniversary of the Employee's initial Eligibility Computation Period will be credited with two Years of Service for purposes of eligibility to participate.

               Years of Service and Breaks in Service will be measured on the same Eligibility Computation Period.

          (3) Notwithstanding any other provisions of this section, if the elapsed time method of crediting service is elected in the Adoption Agreement for purposes of eligibility, an Employee will receive credit for the aggregate of all time periods completed (as may be elected in the Adoption Agreement) beginning with the Employee's Employment Commencement Date or Reemployment Commencement Date and ending on the date a Break In Service begins. The Employee will receive credit for any Period of Severance of less than 12 consecutive months.

     (O) EMPLOYEE: Any employee, including any Self Employed Individual, of the Employer maintaining the Plan or of any other employer required to be aggregated with such Employer under Sections 414(b), (c), (m) or (o) of the Code.

          The term Employee shall also include any Leased Employee deemed to be an Employee of any Employer described in the previous paragraph as provided in Sections 414(n) or (o) of the Code.

     (P) EMPLOYER: The Employer specified in the Adoption Agreement and any successor to the business of the Employer establishing the Plan, which shall be the Plan Administrator for purposes of Section 3(16) of ERISA, a Named Fiduciary as defined in ERISA, and which may delegate all or any part of its powers, duties and authorities in such capacity without ceasing to be such Plan Administrator.

     (Q) EMPLOYMENT COMMENCEMENT DATE: The date on which an Employee first performs an Hour of Service for the Employer.

     (R) ENTRY DATE: The date selected by the Employer in Item B(6)(d) of the Adoption Agreement, which shall be:

          (1) The Effective Date of the Plan, for any Employee who has satisfied the eligibility requirements set forth in the Adoption Agreement;

          (2) The first day of the month which coincides with or immediately follows the date on which the Employee satisfies the eligibility requirements set forth in the Adoption Agreement;

          (3) The first day of the Plan Year or the fourth, seventh, or tenth month of the Plan Year which coincides with or immediately follows the date on which the Employee satisfies such eligibility requirements;

          (4) The first day of the Plan Year or the seventh month of the Plan Year which coincides with or immediately follows the date on which the Employee satisfies such eligibility requirements;

          (5) The first day of the Plan Year, but only if the eligibility service requirements specified in Item B(6)(d) are six months or less; or,

          (6) As soon as practicable after the Employee satisfies such eligibility requirements specified in the Adoption Agreement, but in no event beyond the date which would be six months following the date on which the Employee first completes the eligibility requirements specified in the Adoption Agreement.

     (S) ERISA: The Employee Retirement Income Security Act of 1974, as amended.

     (T) HIGHLY COMPENSATED EMPLOYEE: The term Highly Compensated Employee includes highly compensated active employees and highly compensated former employees.

          A highly compensated active employee includes any Employee who performs service for the Employer during the determination year and who, during the look-back year: (i) received Compensation from the Employer in excess of $75,000 (as adjusted pursuant to Section 415(d) of the Code); (ii) received Compensation from the Employer in excess of $50,000 (as adjusted pursuant to Section 415(d) of the Code) and was a member of the top-paid group for such year; or (iii) was an officer of the Employer and received Compensation during such year that is greater than 50 percent of the dollar limitation in effect under section 415(b)(1)(A) of the Code. The term Highly Compensated Employee also includes: (i) Employees who are both described in the preceding sentence if the term "determination year" is substituted for the term "look-back year" and the Employee is one of the 100 Employees who receive the most compensation from the Employer during the determination year; and (ii) Employees who are 5 percent owners at any time during the look-back year or determination year.

          If no officer has satisfied the Compensation requirement of (iii) above during either a determination year or look-back year, the highest paid officer for such year shall be treated as a Highly Compensated Employee.

          For this purpose, the determination year shall be the Plan Year. The look-back year shall be the twelve-month period immediately preceding the determination year. A highly compensated former employee includes any Employee who separated from service (or was deemed to have separated) prior to the determination year, performs no service for the Employer during the determination year, and was a highly compensated active employee for either the separation year or any determination year ending on or after the Employee's 55th birthday.

          If an Employee is, during a determination year or look-back year, a family member of either a 5 percent owner who is an active or former employee or a Highly Compensated Employee who is one of the 10 most Highly Compensated Employees ranked on the basis of Compensation paid by the Employer during such year, then the family member and the 5 percent owner or top-ten Highly Compensated Employee shall be aggregated. In such case, the family member and 5 percent owner or top-ten Highly Compensated Employee shall be treated as a single employee receiving Compensation and Plan contributions or benefits equal to the sum of such Compensation and contributions or benefits of the family member and 5 percent owner or top-ten Highly Compensated Employee.

          For purposes of this Section, family member includes the Spouse, lineal ascendants and descendants of the employee or former employee and the spouses of such lineal ascendants and descendants.

          The determination of who is a Highly Compensated Employee, including the determinations of the number and identity of Employees in the top-paid group, the top 100 Employees, the number of Employees treated as officers and the Compensation that is considered, will be made in accordance with Section 414(q) of the Code and the regulations thereunder.

     (U)  HOUR OF SERVICE:

          (1) Each hour for which an Employee is paid, or entitled to payment, for the performance of duties for the Employer. These hours shall be credited to the Employee for the computation period in which the duties are performed; and

          (2) Each hour for which an Employee is paid, or entitled to payment, by the Employer on account of a period of time during which no duties are performed (irrespective of whether the employment relationship has terminated) due to vacation, holiday, illness, incapacity (including Disability), layoff, jury duty, military duty, or leave of absence. No more than 501 Hours of Service shall be credited under this paragraph for any single continuous period (whether or not such period occurs in a single computation period). Hours under this paragraph shall be calculated and credited pursuant to Section 2530.200b-2 of the Department of Labor Regulations which are incorporated herein by reference; and

          (3) Each hour for which back pay, irrespective of mitigation of damages, is either awarded or agreed to by the Employer. The same Hours of Service shall not be credited both under subparagraph (1) or subparagraph (2), as the case may be, and under this subparagraph (3). These hours shall be credited to the Employee for the computation period or periods to which the award or agreement pertains rather than for the computation period in which the award, agreement or payment is made.

               Hours of Service will be credited for employment with other members of an affiliated service group (under Section 414(m)), a controlled group of corporations (under Section 414(b)), or a group of trades or businesses under common control (under
               Section 414(c)) of which the adopting Employer is a member, and any other entity required to be aggregated with the Employer pursuant to Section 414(o).

               Hours of Service will also be credited for any individual considered an Employee for purposes of this Plan under Sections 414(n) or 414(o).

          (4) Where the Employer maintains the Plan of a predecessor employer, service for such predecessor employer shall be treated as service for the Employer. If the Employer does not maintain the Plan of a predecessor employer, the Plan does not credit service with the predecessor employer, unless the Employer identifies the predecessor in its Adoption Agreement and specifies the purposes for which the Plan will credit service with that predecessor employer.

          (5) Solely for purposes of determining whether a Break-in-Service, as defined in Section 1.1(E), for participation and vesting purposes has occurred in a computation period, an individual who is absent from work for maternity or paternity reasons shall receive credit for the Hours of Service which would otherwise have been credited to such individual but for such absence, or in any case in which such hours cannot be determined, 8 Hours of Service per day of such absence. For purposes of this paragraph, an absence from work for maternity or paternity reasons means an absence (1) by reason of the pregnancy of the individual, (2) by reason of a birth of a child of the individual, (3) by reason of the placement of a child with the individual in connection with the adoption of such child by such individual, or (4) for purposes of caring for such child for a period beginning immediately following such birth or placement. The Hours of Service credited under this paragraph shall be credited (1) in the computation period in which the absence begins if the crediting is necessary to prevent a Break-in-Service in that period, or (2) in all other cases, in the following computation period.

          (6) Hours of Service will be determined on the basis of the method selected in the Adoption Agreement.

     (V) INVESTMENT FUND: One of the funds provided for in Section 10.7, and as selected by the Employer, as a Named Fiduciary, on the Investment Fund Designation portion of the Adoption Agreement.

     (W) LEASED EMPLOYEE: Any person (other than an employee of the recipient) who pursuant to an agreement between the recipient and any other person ("leasing organization") has performed services for the recipient (or for the recipient and related persons determined in accordance with Section 414(n)(6) of the Code) on a substantially full time basis for a period of at least one year, and such services are of a type historically performed by employees in the business field of the recipient employer. Contributions or benefits provided a leased employee by the leasing organization which are attributable to services performed for the recipient employer shall be treated as provided by the recipient employer.

          A leased employee shall not be considered an employee of the recipient if: (i) such employee is covered by a money purchase pension Plan providing: (1) a nonintegrated employer contribution rate of at least 10 percent of compensation, as defined in Section 415(c)(3) of the Code, but including amounts contributed pursuant to a salary reduction agreement which are excludable from the employee's gross income under Section 125, Section 402(e)(3), Section 402(h)(1)(B) or Section 403(b) of the Code, (2) immediate participation, and (3) full and immediate vesting; and (ii) leased employees do not constitute more than 20 percent of the recipient's nonhighly compensated workforce.

     (X) NET PROFITS: Current and accumulated earnings of the Employer before Federal and state taxes and contributions to this and any other qualified Plan, determined by the Employer in accordance with generally accepted accounting principles.

     (Y) NONHIGHLY COMPENSATED EMPLOYEE: An Employee of the Employer who is neither a Highly Compensated Employee nor a Family Member.

     (Z) NORMAL RETIREMENT DATE: The date specified in the Adoption Agreement at which a participant shall become fully vested in his account balances, as provided for in this document.

     (AA) OWNER-EMPLOYEE: An individual who is a sole proprietor, or who is a partner owning more than 10 percent of either the capital or profits interest of the partnership.

     (BB) PAIRED PLANS: The Employer has adopted Plan #001 and Plan # 003, both using this basic Plan document, which constitutes a set of "paired plans" as defined by the Internal Revenue Service in Revenue Procedure 89-9, or any successor thereto.

     (CC) PARTICIPANT: A person who becomes eligible to participate in accordance with the provisions of Article II, and whose participation has not been terminated.

     (DD) PERMITTED DISPARITY LEVEL: The level selected in the Adoption Agreement, not to exceed the Taxable Wage Base in effect at the beginning of the Plan Year. The Taxable Wage Base is the contribution and benefit base under section 230 of the Social Security Act at the beginning of the year.

     (EE) PERIOD OF SERVICE: The period beginning on the Employee's Employment Commencement Date or Reemployment Commencement Date, and ending on the date a Period of Severance begins. The Employee will receive credit for any Period of Service of less than 12 consecutive months. Fractional periods of a year will be expressed in days.

     (FF) PERIOD OF SEVERANCE: A continuous period of time during which the Employee is not employed by the Employer. A Period of Severance begins on the date the Employee retires, quits, or is discharged, or dies, or if earlier, the twelve month anniversary of the date on which the Employee was first absent from work for any other reason; provided, that if an Employee is absent from work for any other reason and retires, quits, is discharged, or dies within 12 months, the Period of Severance begins on the day the Employee quits, retires, is discharged, or dies.

     (GG) PLAN: This Plan established by the Employer as embodied in this agreement and in the Adoption Agreement, and all subsequent amendments thereto.

     (HH) PLAN YEAR: The 12-consecutive month period designated by the Employer in the Adoption Agreement. In the event that the original Effective Date is not the first day of the Plan Year, the first Plan Year shall be a short Plan Year, beginning on the original Effective Date, and ending on the last day of the Plan Year as specified in the Adoption Agreement.

     (II) QUALIFIED DISTRIBUTION DATE: For purposes of Section 7.13, the Qualified Distribution Date, if selected in the Adoption Agreement, shall be the earliest retirement date specified in Code Section 414(p) and shall operate to allow a distribution to an Alternate Payee at the time a domestic relations order is determined to be qualified.

     (JJ) REEMPLOYMENT COMMENCEMENT DATE: The date on which an Employee completes an Hour of Service with the Employer after a Break In Service or a Period of Severance.

     (KK) RELATED EMPLOYERS: Any employer related to the Employer as a controlled group of corporations (as defined in Section 414(b) of the Code), a group of trades or businesses (whether or not incorporated) which are under common control (as defined in Section 414(c)) or an affiliated service group (as defined in Section 414(m) or in Section 414(o) of the Code). If the Employer is a member of a related group, the term "Employer" includes the related group members for purposes of crediting Hours of Service, determining Years of Service and Breaks in Service under Article II, applying participation and coverage testing, applying the limitations on allocations in Section 6.6, applying the top heavy rules and the minimum allocation requirements of Article IX, the definitions of Employee, Highly Compensated Employee, Compensation and Leased Employee, and for any other purpose required by the applicable Code section or by a Plan provision. However, an Employer may contribute to the Plan only by signing the Adoption Agreement or a Participation Agreement to the Employer's Adoption Agreement. If one or more of the Employer's related group members become Participating Employers by executing a Participation Agreement to the Employer's Adoption Agreement, the term "Employer" includes the participating related group members for all purposes of the Plan, and "Plan Administrator" means the Employer that is the signatory to the Adoption Agreement.

          If the Employer's Plan is a standardized Plan, all Employees of the Employer or of any member of the Employer's related group, are eligible to participate in the Plan, irrespective of whether the related group member directly employing the Employee is a Participating Employer. If the Employer's Plan is a nonstandardized Plan, the Employer must specify in Item B(5) of its Adoption Agreement, whether the Employees of related group members that are not Participating Employers are eligible to participate in the Plan. Under a nonstandardized Plan, the Employer may elect to exclude from the definition of "Compensation" for allocation purposes any Compensation received from a related employer that has not executed a Participation Agreement and whose Employees are not eligible to participate in the Plan.

     (LL) SELF-EMPLOYED INDIVIDUAL: An individual who has Earned Income for the taxable year from the trade or business for which the Plan is established; also, an individual who would have had Earned Income but for the fact that the trade or business had no Net Profits for the taxable year.

     (MM) SPOUSE: The person to whom the Participant is legally married at the relevant time. Notwithstanding the foregoing, if selected in the Adoption Agreement, Spouse shall only refer to an individual to whom a Participant has been married to for a period of at least one year, ending at the relevant time.

     (NN) STOCKHOLDER-EMPLOYEE: An employee or officer of an electing small business (Subchapter S) corporation who owns (or is considered as owning within the meaning of Section 318(a)(1) of the Code), on any day during the taxable year of such corporation, more than 5% of the outstanding stock of the corporation.

     (OO) TERMINATION DATE: The date on which a Participant's employment is terminated as provided in Section 5.1.

     (PP) TRUSTEE: The entity specified in Item B(17) of the Adoption Agreement, which shall be any bank or trust company which is affiliated with KeyCorp. within the meaning of Section 1504 of the Code, each of which with full trust powers, and its successors by merger or reorganization.

     (QQ) TRUST FUND:  All assets held under the Plan by the Trustee.

     (RR) VALUATION DATE. The date on which the assets of the Trust shall be valued, as provided for herein, with earning or losses since the previous Valuation Date being credited, as appropriate to Participant accounts. Notwithstanding anything to the contrary in the Plan, the Valuation date shall be each business day that the Trustee and the New York Stock Exchange are each open for business, provided, however, that the Trustee shall not be obligated to value the Trust in the event, through circumstances beyond its control, appropriate prices may not be obtained for the assets held in the Investment Funds.

     (SS) VESTING COMPUTATION PERIOD. The Vesting Computation Period shall be the 12-consecutive month period selected by the Employer in the Adoption Agreement.

     (TT) YEAR OF PARTICIPATION: For purposes of vesting, a twelve (12) month period in which an Employee has a balance in an account established under a 401(k)/401(m) arrangement regardless of whether the Employee is currently making contributions under the arrangement.

     (UU) YEAR OF SERVICE: (i) If the elapsed time method of crediting service is elected in the Adoption Agreement, a Year of Service will mean a one-year Period of Service. If the actual hours method of crediting service is elected in the Adoption Agreement, a Year of Service will mean a 12-consecutive month period as specified in the Adoption Agreement during which the Employee completes the number of Hours of Service (not to exceed 1000) specified in the Adoption Agreement.

1.2 GENDER AND NUMBER. Unless the context indicates otherwise, the masculine shall include the feminine, and the use of any words herein in the singular shall include the plural and vice versa.

1.3 CONTROL OF TRADES OR BUSINESSES BY OWNER-EMPLOYEE. If this Plan provides contributions or benefits for one or more Owner-Employees who control both the business for which this Plan is established and one or more other trades or businesses, this Plan and the Plan established for other trades or businesses must, when looked at as a single Plan, satisfy Sections 401(a) and (d) for the employees of this and all other trades or businesses.

     If the Plan provides contributions or benefits for one or more

     Owner-Employees who control one or more other trades or businesses, the employees of the other trades or businesses must be included in a Plan which satisfies Sections 401(a) and (d) and which provides contributions and benefits not less favorable than provided for Owner-Employees under this Plan.

     If an individual is covered as an Owner-Employee under the plans of two or more trades or businesses which are not controlled and the individual controls a trade or business, then the contributions or benefits of the employees under the Plan of the trades or businesses which are controlled must be as favorable as those provided for him under the most favorable Plan of the trade or business which is not controlled.

     For purposes of the preceding paragraphs, an Owner- Employee, or two or more Owner-Employees, will be considered to control a trade or business if the Owner- Employee, or two or more Owner-Employees together:

     (1)  Own the entire interest in an unincorporated trade or business, or

     (2) In the case of a partnership, own more than 50 percent of either capital interest or the profits interest in the partnership.

          For purposes of the preceding sentence, an Owner- Employee, or two or more Owner-Employees shall be treated as owning any interest in a partnership which is owned, directly or indirectly, by a partnership which such Owner-Employee, or such two or more Owner-Employees, are considered to control within the meaning of the preceding sentence.

                         ARTICLE II
                   ELIGIBILITY AND VESTING

2.1  ELIGIBILITY.

     (A) PARTICIPATION. Every Employee who meets the eligibility requirements specified by the Employer in the Adoption Agreement shall become eligible to commence participation in this Plan.

     (B)  COMMENCEMENT OF PARTICIPATION.

          (1) For purposes of Money Purchase Pension Plans, Profit Sharing Plans and 401(k) Plans with Profit Sharing Contributions, each Eligible Employee shall commence participation on the Entry Date.

          (2) For purposes of 401(k) and 401(m) arrangements, an Eligible Employee may, but is not required to, enroll as a Participant as of the Entry Date on which such Employee is initially eligible by filing with the Committee before such date, an enrollment form prescribed by the Committee. The time period for filing an enrollment form shall be determined by the Committee. The form shall include an authorization and request to the Employer to deduct from such Participant's Compensation in each pay period the designated After Tax Contributions, and/or to reduce such Participant's Compensation in each pay period by the amount of the designated Before Tax Contributions.

     (C) YEARS OF SERVICE COUNTED TOWARDS ELIGIBILITY. All Years of Service with the Employer are counted toward eligibility except the following:

          (1) In a Plan which (a) requires an Employee to complete more than one Year of Service as an eligibility requirement and (b) provides immediate 100% vesting in a Participant's Employer Contribution Account after not more than two (2) Years of Service, if an Employee has a 1-year Break in Service before satisfying the Plan's requirement for eligibility, service before such break will not be taken into account.

          (2) In the case of a Participant who does not have any nonforfeitable right to the account balance derived from Employer contributions, Years of Service before a period of consecutive 1-year Breaks in Service will not be taken into account in computing eligibility service if the number of consecutive 1-year Breaks in Service in such period equals or exceeds the greater of 5 or the aggregate number of Years of Service. Such aggregate number of Years of Service will not include any Years of Service disregarded under the preceding sentence by reason of prior Breaks in Service.

          (3) If a Participant's Years of Service are disregarded pursuant to the preceding paragraph, such Participant will be treated as a new Employee for eligibility purposes. If a Participant's Years of Service may not be disregarded pursuant to the preceding paragraph, such Participant shall continue to participate in the Plan, or, if terminated, shall participate immediately upon reemployment.

     (D) ELIGIBILITY BREAK IN SERVICE, ONE YEAR HOLD-OUT RULE. If the Plan is a nonstandardized Plan, then:

          (1) In the case of any Participant who has a 1- year Break in Service or Severance, years of eligibility service before such break will not be taken into account until the Employee has completed a Year of Service after returning to employment.

          (2) For plans in which the eligibility computation is measured with reference to the Employment Commencement Date, such Year of Service will be measured beginning on the Employee's Reemployment Commencement Date and, if necessary, subsequent 12-consecutive month periods beginning on anniversaries of the Reemployment Commencement Date.

          (3) For plans which shift the Eligibility Computation Period to the Plan Year, such Year of Service will be measured by the 12-consecutive month period beginning on the Employee's Reemployment Commencement Date and, if necessary, Plan Years beginning with the Plan Year which includes the first anniversary of the Reemployment Commencement Date.

          (4) If a Participant completes a Year of Service in accordance with this provision, his or her participation will be reinstated as a Participant as of the Reemployment Commencement Date.

     (E)  PARTICIPATION UPON RETURN TO ELIGIBLE CLASS.

          (1) In the event a Participant is no longer a member of an eligible class of Employees and becomes ineligible to participate but has not incurred a Break In Service, such Employee shall participate immediately upon returning to an eligible class of Employees.
               If such Participant incurs a Break In Service eligibility will be determined under the Break in Service rules of the Plan.

          (2) In the event an Employee who is not a member of an eligible class of Employees becomes a member of an eligible class, such Employee will participate immediately if such Employee has satisfied the minimum age and service requirements and would have otherwise previously become a Participant.

2.2  VESTING.

     (A) VESTING SCHEDULE. In the case of an Employee who terminates participation under this Plan for any reason other than death, Disability, or employment at the Normal Retirement Date, such Participant, as of the last day of his participation under this Plan, shall have a vested interest in his Employer Contribution Account pursuant to the formula specified by the Employer in the Adoption Agreement.

     (B) VESTING UPON NORMAL RETIREMENT DATE. Notwithstanding the vesting schedule elected by the Employer in Items B(7)(a) or C(4)(d) of the Adoption Agreement, an Employee's right to his or her Employer Contribution balance shall be nonforfeitable at the Employee's Normal Retirement Date.

     (C) VESTING BREAK IN SERVICE - 1 YEAR HOLDOUT. In the case of any Participant who has incurred a 1-year Break in Service, Years of Service before such break will not be taken into account until the Participant has completed a Year of Service after such Break in Service.

     (D) VESTING FOR PRE-BREAK AND POST-BREAK ACCOUNT. In the case of a Participant who has 5 or more consecutive 1-year Breaks in Service, all service after such Breaks in Service will be disregarded for the purpose of vesting the employer-derived account balance that accrued before such Breaks in Service. Such Participant's pre-break service will count in vesting the post-break employer- derived account balance only if either:

          (1) such Participant has any nonforfeitable interest in the account balance attributable to employer contributions at the time of separation from service; or

          (2) upon returning to service the number of consecutive 1-year Breaks in Service is less than the number of Years of Service. Separate accounts will be maintained for the Participant's pre-break and post-break Employer Contribution Account balance. Both accounts will share in the earnings and losses of the Trust Fund.

     (E) AMENDMENT OF VESTING SCHEDULE. If the Plan's vesting schedule is amended, or the Plan is amended in any way that directly or indirectly affects the computation of the Participant's nonforfeitable percentage or if the Plan is deemed amended by an automatic change to or from a top-heavy vesting schedule, each Participant with at least three (3) Years of

     Service with the Employer may elect within a reasonable period after the adoption of the amendment or change, to have the nonforfeitable percentage computed under this Plan without regard to such amendment or change. For Participants who do not have at least 1 Hour of Service in any Plan Year beginning after December 31, 1988, the preceding sentence shall be applied by substituting "5 Years of Service" for "3 Years of Service" where such language appears.

     This period during which the election may be made shall commence with the date the amendment is adopted or deemed to be made and shall end on the latest of:

          (1) Sixty (60) days after the amendment is adopted;
          (2) Sixty (60) days after the amendment becomes effective; or
          (3) Sixty (60) days after the Participant is issued written notice of the amendment by the Employer or Committee.

     (F) AMENDMENT AFFECTING VESTED AND/OR ACCRUED BENEFITS. No amendment to the Plan shall be effective to the extent that it has the effect of decreasing a Participant's accrued benefit. Notwithstanding the preceding sentence, a Participant's account balance may be reduced to the extent permitted under Section 412(c)(8) of the Code. For purposes of this paragraph, a Plan amendment which has the effect of decreasing a Participant's account balance or eliminating an optional form of benefit, with respect to benefits attributable to service before the amendment shall be treated as reducing an accrued benefit. Furthermore, if the vesting schedule of a Plan is amended, in the case of an Employee who is a Participant as of the later of the date such amendment is adopted or the date it becomes effective, the nonforfeitable percentage (determined as of such date) of such Employee's Employer-derived accrued benefit will not be less than the percentage computed under the Plan without regard to such amendment.

                                 ARTICLE III
                  CODE 401(k) AND CODE 401(m) ARRANGEMENTS

3.1 PROVISION RELATING TO BOTH BEFORE TAX CONTRIBUTIONS AND AFTER TAX CONTRIBUTIONS.

     (A) DEFINITIONS: The following definitions are applicable to this Article of the Plan.

          (1) ACTUAL DEFERRAL PERCENTAGE OR ADP: for a specified group of Participants for a Plan Year, the average of the ratios (calculated separately for each Participant in such group) of
               (1) the amount of Employer contributions actually paid over to the trust on behalf of such Participant for the Plan Year to (2) the Participant's Compensation for such Plan Year (whether or not the Employee was a Participant for the entire Plan Year, but limited to that portion of the Plan Year in which the Employee was an Eligible Participant if the Employer so elects for such Plan Year to so limit Compensation for all Eligible Employees). Employer contributions on behalf of any Participant shall include (1) any Before Tax Contributions made pursuant to the Participant's deferral election, including Excess Before Tax Contributions, but excluding Before Tax Contributions that are taken into account in the Contribution Percentage test (provided the ADP test is satisfied both with and without exclusion of these Before Tax Contributions); and (2) at the election of the

               Employer, Qualified Non- elective Contributions and Qualified Matching Contributions. For purposes of computing Actual Deferral Percentages, an Employee who would be a Participant but for the failure to make Before Tax Contributions shall be treated as a participant on whose behalf no Before Tax Contributions are made.

          (2) AFTER TAX CONTRIBUTIONS ("EMPLOYEE CONTRIBUTIONS"): Any contribution made to the Plan by or on behalf of a Participant that is included in the Participant's gross income in the year in which made and that is maintained under a separate account to which earnings and losses are allocated.

          (3) AGGREGATE LIMIT: The sum of (i) 125 percent of the greater of the ADP of the Non-highly Compensated Employees for the Plan Year or the ACP of Non-highly Compensated Employees under the Plan subject to Code Section 401(m) for the Plan Year beginning with or within the Plan Year of the cash or deferred arrangement and (ii) the lesser of 200% or two plus the lesser of such ADP or ACP. "Lesser" is substituted for "greater" in "(i)", above, and "greater" is substituted for "lesser" after "two plus the" in "(ii)" if it would result in a larger Aggregate Limit.

          (4) AVERAGE CONTRIBUTION PERCENTAGE OR ACP: the average (expressed as a percentage) of the Contribution Percentages of the Eligible Participants in a group.

          (5) BEFORE TAX CONTRIBUTIONS ("ELECTIVE DEFERRALS"): Employer contributions made to the Plan at the election of the Participant, in lieu of cash compensation, which shall include contributions made pursuant to a salary reduction agreement or other deferral mechanism. With respect to any taxable year, a Participant's Before Tax Contributions are the sum of all Employer contributions made on behalf of such Participant pursuant to an election to defer under any qualified cash or deferred arrangement as described in Section 401(k) of the Code, any simplified employee pension cash or deferred arrangement as described in Code Section 402(h)(1)(B), any eligible deferred compensation Plan under Code Section 457, any Plan as described under Code Section 457, any Plan as described under Code Section 501(c)(18), and any Employer contributions made on behalf of a Participant for the purchase of an annuity contract under Code
               Section 403(b) pursuant to a salary reduction agreement.

          (6) CONTRIBUTION PERCENTAGE: The ratio (expressed as a percentage) of the Participant's Contribution Percentage Amounts to the Participant's Compensation for the Plan Year (whether or not the Employee was a Participant for the entire Plan Year, but limited to that portion of the Plan Year in which the Employee was an Eligible Participant if the Employer so elects for such Plan Year to so limit Compensation for all Eligible Employees).

          (7) CONTRIBUTION PERCENTAGE AMOUNTS: The sum of the After Tax Contributions, Matching Contributions, and Qualified Matching Contributions (to the extent not taken into account for purposes of the ADP test) made under the Plan on behalf of the Participant for the Plan Year. Such Contribution Percentage Amounts shall not include Matching Contributions that are forfeited either to correct Excess Aggregate Contributions or because the contributions to which they relate are Excess Before Tax Contributions, Excess Contributions or Excess Aggregate Contributions. If so elected in the Adoption Agreement the Employer may include Qualified Non-elective Contributions in the Contribution Percentage Amounts. The Employer also may elect to use Before Tax Contributions in the Contribution Percentage Amounts so long as the ADP test is met before the Before Tax Contributions are used in the ACP test and continues to be met following the exclusion of those Before Tax Contributions that are used to meet the ACP test.

          (8) ELIGIBLE PARTICIPANT: Any Employee who is eligible to make an After Tax Contribution or a Before Tax Contribution (if the Employer takes such contributions into account in the calculation of the Contribution Percentage), or to receive a Matching Contribution (including forfeitures) or a Qualified Matching Contribution. If an After Tax Contribution is required as a condition of participation in the Plan, any Employee who would be a Participant in the Plan if such Employee made such a contribution shall be treated as an eligible Employee on behalf of whom no After Tax Contributions are made.

          (9) EXCESS AGGREGATE CONTRIBUTIONS: With respect to any Plan Year, the excess of:

               (a) The aggregate Contribution Percentage Amounts taken into account in computing the numerator of the Contribution Percentage actually made on behalf of Highly Compensated Employees for such Plan Year, over

               (b) The maximum Contribution Percentage Amounts permitted by the ACP test (determined by reducing contributions made on behalf of Highly Compensated Employees in order of their Contribution Percentages beginning with the highest of such percentages).

                    Such determination shall be made after first determining Excess Before Tax Contributions pursuant to Section 3.2(D) and (E) and then determining Excess Contributions pursuant to section 3.2(F), (G) and (H).

          (10) EXCESS BEFORE TAX CONTRIBUTIONS ("EXCESS ELECTIVE DEFERRALS"):
               Those Before Tax Contributions that are includible in a Participant's gross income under Section 402(g) of the Code to the extent such Participant's Before Tax Contributions for a taxable year exceed the dollar limitation under such Code section. Excess Before Tax Contributions shall be treated as Annual Additions under the Plan, unless such amounts are distributed no later than the first April 15 following the close of the Participants taxable year. Excess Before Tax Contributions shall be adjusted for income or loss up to the end of the taxable year of the Employee, and if elected in the Adoption Agreement, for the income or loss attributable to the period from the end of the Employee's taxable year to the date of distribution (the "Gap Period"). The income or loss allocable to Excess Before Tax Contributions is (1) the income or loss allocable to the Participant's Before Tax Contribution Account for the taxable year multiplied by a fraction, the numerator of which is such Participant's Excess Before Tax

               Contributions for the year and the denominator is the Participant's account balance attributable to Before Tax Contributions without regard to any income or loss occurring during such taxable year plus, (2) if Gap Period income or loss applies, ten percent of the amount determined under (1) multiplied by the number of whole calendar months between the end of the Participant's taxable year and the date of distribution, counting the month of distribution if distribution occurs after the 15th of such month.

          (11) EXCESS CONTRIBUTIONS: With respect to any Plan Year, the excess of:

               (a) The aggregate amount of Employer contributions actually taken into account in computing the ADP of Highly Compensated Employee for such Plan Year, over

               (b) The maximum amount of such contributions permitted by the ADP test (determined by reducing contributions made on behalf of Highly Compensated Employee in order of the ADPs, beginning with the highest of such percentages).

          (12) MATCHING CONTRIBUTIONS: An Employer contribution made to this or any other defined contribution Plan on behalf of a Participant on account of an After Tax Contribution made by such Participant, or on account of a Participant's Before Tax Contribution, under a Plan maintained by the Employer.

          (13) QUALIFIED MATCHING CONTRIBUTIONS: Matching Contributions which are subject to the distribution and nonforfeitability requirements under Section 401(k) of the Code when made. Qualified Matching Contributions shall be allocated, in the discretion of Employer, to the accounts of all Employees, or only to the accounts of Non-highly Compensated Employees.

          (14) QUALIFIED NON-ELECTIVE CONTRIBUTIONS: Contributions (other than Matching Contributions or Qualified Matching Contributions) made by the Employer and allocated to Participants' accounts that the Participants may not elect to receive in cash until distributed from the Plan; that are nonforfeitable when made; and that are distributable only in accordance with the distribution provisions that are applicable to Before Tax Contributions and Qualified Matching Contributions. Qualified Non- elective Contributions shall be allocated, in the discretion of Employer, to the accounts of all Employees, or only to the accounts of Non-highly Compensated Employees.

     (B) NONFORFEITABILITY AND VESTING. The Participant's accrued benefits derived from Before Tax Contributions and After Tax Contributions are nonforfeitable and fully vested.

     (C) NOTICE TO COMMITTEE. The Committee shall set the time period during which a Participant may provide written notice to increase, decrease or terminate Before Tax Contributions and After Tax Contributions.

     (D) SUSPENSION AFTER RECEIPT OF HARDSHIP DISTRIBUTION. If the Employer has elected in the Adoption Agreement to have the "safe harbor" hardship rules apply, an Employee's Before Tax Contributions and After Tax Contributions shall be suspended for twelve months after the receipt by such Employee of a Hardship distribution (as defined in Section 3.9) from this Plan or any other Plan maintained by the Employer.

     (E) SEPARATE ACCOUNTS. Separate accounts for Before Tax Contributions and After Tax Contributions will be maintained for each Participant. Each account will be credited with the applicable contributions and earnings thereon.

3.2  BEFORE TAX CONTRIBUTIONS. (ELECTIVE DEFERRALS).

     (A) ALLOCATION OF BEFORE TAX CONTRIBUTIONS. If the Employer selects Item C(2) in the Adoption Agreement, for each Plan Year the Employer will contribute and allocate to each Participant's Before Tax Contribution Account an amount equal to the amount of the Participant's Before Tax Contributions. The provisions of the cash or deferred arrangement may be made effective as of the first day of the Plan Year in which the cash or deferred option is adopted, however, under no circumstances may a salary reduction agreement or other deferral mechanism be adopted retroactively. Before Tax Contributions must be contributed and allocated to the Plan no later than thirty (30) days after the close of the Plan Year for which the contributions are deemed to be made, or such other time as provided in applicable regulations under the Code.

     (B) BEFORE TAX CONTRIBUTIONS PURSUANT TO A SALARY REDUCTION AGREEMENT. To the extent provided in the Adoption Agreement, a Participant may elect to have Before Tax Contributions made under this Plan. Before Tax Contributions shall be continuing contributions through payroll deduction made pursuant to a salary reduction agreement.

          (1) COMMENCEMENT OF BEFORE TAX CONTRIBUTIONS. An Employee may elect to commence Before Tax Contributions as of his or her Entry Date as described in Section 2.1(B). Such election shall not become effective before the Entry Date. Such election may not be made retroactively.

          (2) MODIFICATION AND TERMINATION OF BEFORE TAX CONTRIBUTIONS. A Participant's election to commence Before Tax Contributions shall remain in effect until modified or terminated. A Participant may increase or decrease his or her Before Tax Contributions as of any date as selected by the Employer in Item C(3) of the Adoption Agreement upon notice to the Committee. A Participant may terminate his or her election to make Before Tax Contributions as of the Participant's next wage payment date upon notice to the Committee. Any Participant who terminates Before Tax Contributions may elect to recommence making Before Tax Contributions as of the date selected by the Employer in Item C(3) of the Adoption Agreement following his or her suspension of contributions.

     (C) CASH BONUSES. If Item C(2)(c) of the Adoption Agreement is selected, a Participant may also enter into a salary reduction agreement on cash bonuses that, directing that the amount of such salary reduction be contributed to the Plan as a Before Tax Contribution, or received by the Participant in cash. A Participant shall be afforded a reasonable period to elect to defer amounts described in this Section 3.2 to the Plan. Such election shall not become effective before the Participant's Entry Date.

     (D) MAXIMUM AMOUNT OF BEFORE TAX CONTRIBUTIONS. A Participant's Before Tax Contributions are subject to any limitations imposed in Item C(2) of the Adoption Agreement, calculated on an annual basis, and any further limitations under the Plan. No Participant shall be permitted to have Before Tax Contributions made under this Plan, or any other qualified Plan maintained by the Employer, during any taxable year in excess of the dollar limitation contained in Code
          Section 402(g) in effect at the beginning of such taxable year. Furthermore, if an Employee receives a Hardship distribution (as defined in Section 3.9, utilizing the "safe harbor" rules) from this Plan or any other Plan maintained by the Employer, the Employee may not make Before Tax Contributions for the Employee's taxable year immediately following the taxable year of the Hardship distribution in excess of the applicable limit under Section 402(g) of the Code for such taxable year less the amount of the Employee's Before Tax Contributions for the taxable year of the Hardship distribution.

     (E) DISTRIBUTION OF EXCESS BEFORE TAX CONTRIBUTIONS. If a Participant makes Before Tax Contributions to this Plan and to another Plan, and the Participant has made Excess Before Tax Contributions to one or more of the plans, the Participant may assign the amount of any such Excess Before Tax Contributions among the plans under which such Before Tax Contributions were made. The Participant may assign to this Plan any Excess Before Tax Contributions made during a taxable year of the Participant to this Plan by notifying the Committee on or before the date specified in the Adoption Agreement of the amount of the Excess Before Tax Contributions to be assigned to the Plan.
          A Participant is deemed to notify the Committee of any Excess Before Tax Contributions that arise by taking into account only those Before Tax Contributions made under the Plan or Plans of this Employer.

          Notwithstanding any other provision of the Plan, Excess Before Tax Contributions, plus any income and minus any loss allocable thereto, shall be distributed no later than April 15 to any Participant to whose account Excess Before Tax Contributions were assigned for the preceding year and who claims Excess Before Tax Contributions for such taxable year.

          The Participant's claim shall be in writing; shall be submitted to the Committee not later than the date elected in Item CC of the Adoption Agreement; shall specify the amount of the Participant's Excess Before Tax Contribution for the preceding calendar year; and shall be accompanied by the Participant's written statement that if such amounts are not distributed, such Excess Before Tax Contributions, when added to amounts deferred under other plans or arrangements described in Sections 401(k), 408(k), or 403(b) of the Code, will exceed the limit imposed on the Participant by Section 402(g) of the Code for the year in which the deferral occurred.

     (F) ACTUAL DEFERRAL PERCENTAGE. The ADP for Participants who are Highly Compensated Employees for each Plan Year and the ADP for Non-highly Compensated Employees for the same Plan Year must satisfy one of the following tests:

          (1) 1.25 LIMIT. The ADP for Participants who are Highly Compensated Employees for the Plan Year shall not exceed the ADP for Participants who are Non-highly Compensated Employees for the same Plan Year multiplied by 1.25; or

          (2) 2.0 LIMIT. The ADP for Participants who are Highly Compensated Employees for the Plan Year shall not exceed the ADP for Participants who are Non-highly Compensated Employees for the same Plan Year multiplied by 2.0, provided that the ADP for Participants who are Highly Compensated Employees does not exceed the ADP for Participants who are Non-highly Compensated Employees by more than two (2) percentage points.

          (3)  SPECIAL RULES.

               (a) The ADP for any Participant who is a Highly Compensated Employee for the Plan Year and who is eligible to have Before Tax Contributions (and Qualified Non- elective Contributions, or Qualified Matching Contributions, or both, if treated as Elective Deferrals for purposes of the ADP test) allocated to his or her accounts under two or more arrangements described in Section 401(k) of the Code, that are maintained by the Employer, shall be determined as if such Before Tax Contributions (and, if applicable, such Qualified Non-elective Contributions or Qualified Matching Contributions, or both,) were made under a single arrangement. If a Highly Compensated Employee participates in two or more cash or deferred arrangements that have different Plan Years, all cash or deferred arrangements ending with or within the same calendar year shall be treated as a single arrangement.

               (b) In the event that this Plan satisfies the requirements of Sections 401(k), 401(a)(4), or 410(b) of the Code only if aggregated with one or more other plans, or if one or more other plans satisfy the requirements of such Sections of the Code only if aggregated with this Plan, then this section shall be applied by determining the ADP of Employees as if all such plans were a single Plan. For Plan Years beginning after December 31, 1989, plans may be aggregated in order to satisfy Section 401(k) of the Code only if they have the same Plan Year.

               (c) For purposes of determining the ADP of a Participant who is a 5-percent owner or one of the ten most highly-paid Highly Compensated Employees, the Before Tax Contributions (and Qualified Non- elective Contributions or Qualified Matching Contributions, or both, if treated as Before Tax Contributions for purposes of the ADP test) and Compensation of such Participant shall include the Before Tax Contributions (and, if applicable, Qualified Non-elective Contributions) and Compensation for the Plan Year of Family Members (as defined in Section 414(q)(6) of the Code). Family Members, with respect to such Highly Compensated Employees, shall be disregarded as separate employees in determining the ADP both for Participants who are Non-highly Compensated Employees and for Participants who are Highly Compensated Employees.

               (d) For purposes of determining the ADP test, Before Tax Contributions if treated as Before Tax Contributions and Qualified Non-elective Contributions must be made before the last day of the twelve-month period immediately following the Plan Year to which contributions relate.

               (e) The Employer shall maintain records sufficient to demonstrate satisfaction of the ADP test and the amount of Qualified Non-elective Contributions used in such test.

               (f) The determination and treatment of the ADP amounts of any Participant shall satisfy such other requirements as may be prescribed by the Secretary of the Treasury.

     (G) DISTRIBUTION OF EXCESS CONTRIBUTIONS. Notwithstanding any other provision of the Plan, Excess Contributions, plus any income and minus any loss allocable thereto, shall be distributed no later than the last day of each Plan Year to Participants to whose accounts Excess Contributions were allocated for the preceding Plan Year. If such excess amounts are distributed more than 2-1/2 months after the last day of the Plan Year in which such excess amounts arose, a ten
          (10) percent excise tax will be imposed on the Employer maintaining the Plan with respect to such amounts. Such distributions shall be made to Highly Compensated Employees on the basis of the respective portions of the Excess Contributions attributable to each of such Employees. Excess Contributions of Participants who are subject to the Family Member aggregation rules shall be allocated among the Family Members in proportion to the Before Tax Contributions (and amounts treated as Before Tax Contributions) of each Family Member that is combined to determine the combined ADP.

          Excess Contributions (including the amounts recharacterized) shall be treated as Annual Additions under the Plan.

          (1) DETERMINATION OF INCOME OR LOSS. The Excess Contributions shall be adjusted for income or loss up to the date of distribution. The income or loss allocable to Excess Contributions is (1) the income or loss allocable to the Participant's Before Tax Contribution Account (and, if applicable, the Qualified Non-elective Contribution Account or the Qualified Matching Contribution Account or both) multiplied by a fraction, the numerator of which is such Participant's Excess Contribution for the year and the denominator is the Participant's account balance attributable to Before Tax Contributions (and Qualified Non-Elective Contributions or Qualified Matching Contributions or both, if any of such contributions are included in the ADP test) without regard to any income or loss occurring during such taxable year, plus,
               (2) if Gap Period income or loss applies, as elected in the Adoption Agreement, ten percent of the amount determined under
               (1) multiplied by the number of whole calendar months between the end of the Plan Year and the date of distribution, counting the month of distribution if distribution occurs after the 15th of such month.

          (2) ACCOUNTING FOR EXCESS CONTRIBUTIONS. Excess Contributions shall be distributed from the Participant's Before Tax Contribution Account and Qualified Matching Contribution Account (if applicable) in proportion to the Participant's Before Tax Contributions and Qualified Matching Contributions (to the extent used in the ADP test) for the Plan Year. Excess Contributions shall be distributed from the participant's Qualified Non-elective Contribution Account only to the extent that such Excess Contributions exceed the balance in the Participant's Before Tax Contribution Account.

     (H) RECHARACTERIZATION. If the Plan permits After Tax Contributions (Employee Contributions), Excess Contributions may be recharacterized pursuant to this subsection. Recharacterized amounts may be used in the Plan from which Excess Contributions arose or in another Plan of the employer with the same Plan Year.

          (1) TREATMENT OF AMOUNTS RECHARACTERIZED. A Participant may treat his or her Excess Contributions as an amount distributed to the Participant and then contributed by the Participant to the Plan. Recharacterized amounts will remain nonforfeitable and subject to the same distribution requirements as Before Tax Contributions. Amounts may not be recharacterized by a Highly Compensated Employee to the extent that such amount in combination with other After Tax Contributions made by that Employee would exceed any stated limit under the Plan on After Tax Contributions.

          (2) TIMING OF RECHARACTERIZATION. Recharacterization must occur no later than two and one-half months after the last day of the Plan Year in which such Excess Contributions arose and is deemed to occur no earlier than the date the last Highly Compensated Employee is informed in writing of the amount recharacterized and the consequences thereof. Recharacterized amounts will be taxable to the Participant for the Participant's tax year in which the Participant would have received them in cash.

     (I) ADJUSTMENTS TO BEFORE TAX CONTRIBUTION Percentages. Anything to the contrary in this Article III notwithstanding, the Committee shall have the right to reduce the percentages designated pursuant to
          Section 3.2(B), of any one or more Highly Compensated Employees in a manner prescribed or approved by the Committee to the extent necessary or convenient to ensure that at least one of the ADP tests set forth in Section 3.2(F) is satisfied, but in no event shall such reduction result in a percentage less than zero. Any such reduction shall be effected quarterly, or more frequently as the Committee may determine and each affected Highly Compensated Employee shall be deemed to have elected the permissible percentage determined by the Committee. The Committee may, on a prospective basis, and subject to the percentage limits of Section 3.3 below, treat amounts contributed to the Plan pursuant to a salary reduction agreement as After Tax Contributions by each affected Highly Compensated Employee; provided that if any such reduction cannot be so treated because of the said percentage limits or because of the nondiscrimination requirements of Code Section 401(m) or otherwise, then the amount of such reduction (and any income allocable thereto) shall be distributed to each affected Highly Compensated Employee pursuant to Code Section 401(k)(8) or Code Section 401(m)(6), if applicable, not later than the close of the first 2-1/2 months of the Plan Year following the Plan Year in which the contribution was made.

3.3  AFTER TAX CONTRIBUTIONS.  (EMPLOYEE CONTRIBUTIONS).

     (A) ALLOCATION OF AFTER TAX CONTRIBUTIONS. If the Employer selects Item C(2)(b) in the Adoption Agreement, the Employer will deduct from the Participant's pay and allocate to each Participant's After Tax

          Contribution Account an amount equal to the percentage of Compensation authorized by the Participant as an After Tax Contribution. The Employer shall transmit After Tax Contributions to the Trustee within thirty (30) days after the month end in which such deductions are made.

     (B) EMPLOYEE AUTHORIZES AFTER TAX CONTRIBUTIONS. To the extent provided in the Adoption Agreement, a Participant may elect to make After Tax Contributions under the Plan.

          (1) ELECTION TO MAKE AFTER TAX CONTRIBUTIONS. An Employee may elect to make After Tax Contributions as of his or her Entry Date as described in Section 2.1(B). Such election will not become effective before the Entry Date.

          (2) MODIFICATION AND TERMINATION OF AFTER TAX CONTRIBUTIONS. A Participant's election to commence After Tax Contributions shall remain in effect until modified or terminated. A Participant may increase or decrease his or her After Tax Contributions as selected by the Employer in Item C(3) of the Adoption Agreement upon written notice to the Committee. A Participant may terminate his or her election to make After Tax Contributions at any time as of the Participant's next wage payment date upon written notice to the Committee. Any Participant who terminates After Tax Contributions may elect to recommence making After Tax Contributions as of the date selected by the Employer in Item C(3) of the Adoption Agreement following his or her suspension of contributions.

     (C) MAXIMUM AMOUNT OF AFTER TAX CONTRIBUTIONS. A Participant's After Tax Contributions are subject to any limitations imposed in Item C(3) of the Adoption Agreement, calculated on an annual basis, and any further limitations under the Plan.

     (D)  CASH BONUSES.   If Item C(2)(c) of the Adoption Agreement is
          selected, a Participant may also enter into a salary reduction agreement on cash bonuses, directing that the amount of such salary reduction be contributed to the Plan as an After Tax Contribution, or received by the Participant in cash. A Participant shall be afforded a reasonable period to elect to defer amounts described in this Section 3.3 to the Plan. Such election shall not become effective before the Participant's Entry Date.

3.4  EMPLOYER CONTRIBUTIONS.

     (A) MATCHING CONTRIBUTIONS. If elected by the Employer in the Adoption Agreement, the Employer will or may make Matching Contributions to the Plan. The amount of such Matching Contributions shall be calculated by reference to the Participants' Before Tax Contributions and/or After Tax Contributions as specified by the Employer in the Adoption Agreement.

     (B) QUALIFIED MATCHING CONTRIBUTIONS. If elected by the Employer in the Adoption Agreement, the Employer may make Qualified Matching Contributions to the Plan.

          In addition, in lieu of distributing Excess Contributions as provided in Section 3.2(G) of the Plan, or Excess Aggregate Contributions as provided in Section 3.5(C) of the Plan, the

          Employer may make Qualified Matching Contributions on behalf of Employees that are sufficient to satisfy either the Actual Deferral Percentage or the Average Contribution Percentage test, or both, pursuant to regulations under the Code.

     (C) QUALIFIED NON-ELECTIVE CONTRIBUTIONS. If elected by the Employer in the Adoption Agreement, the Employer may make Qualified Non-elective Contributions to the Plan.

          In addition, in lieu of distributing Excess Contributions as provided in Section 3.2(G) of the Plan, or Excess Aggregate Contributions as provided in Section 3.5(C) of the Plan, the Employer may make Qualified Non-elective Contributions on behalf of Employees that are sufficient to satisfy either the Actual Deferral Percentage or the Average Contribution Percentage test, or both, pursuant to regulations under the Code.

     (D) SEPARATE ACCOUNTS. An Employer Matching Account shall be maintained for a Participant's accrued benefit attributable to Matching Contributions. A Qualified Matching Contribution Account shall be maintained for a Participant's accrued benefit attributable to Qualified Matching Contributions. A Qualified Non-elective Contribution Account shall be maintained for a Participant's accrued benefit attributable to Qualified Non-elective Contributions. Such accounts shall be credited with the applicable contributions, earnings and losses, distributions, and other adjustments.

     (E) VESTING. Matching Contributions will be vested in accordance with the Employer's election in Items C(4)(d) and C(4)(e) of the Adoption Agreement. In any event, Matching Contributions shall be fully vested at Normal Retirement Date, upon the complete or partial termination of the Plan, or upon the complete discontinuance of Matching Contributions, as applicable. Qualified Non- elective Contributions and Qualified Matching Contributions are nonforfeitable when made.

     (F) FORFEITURES. Forfeitures of Matching Contributions shall be used to reduce such contributions, or shall be allocated to Participants, in accordance with the Employer's election in Item C(6) of the Adoption Agreement.

     (G) ALLOCATION OF DISCRETIONARY MATCHING CONTRIBUTIONS. If the Employer selects Item C(4)(b) in the Adoption Agreement, any discretionary Matching Contributions shall be allocated as of the allocation date specified in Item C(4)(c)(ii) of the Adoption Agreement, to the Employer Matching Account of each Participant who has made Before Tax Contributions and/or After Tax Contributions eligible for matching. If Item C(4)(c)(ii)(e) has been selected (imposing a last day of the Plan Year requirement) the allocation shall be made to a Participant who (1) if a Participant in a nonstandardized Plan, is employed or on leave of absence on the last day of the Plan Year, and (2) if a Participant in a standardized Plan, either completes more than 500 Hours of service during the Plan Year or is employed on the last day of the Plan Year. The following Participants will also share in the Matching Contributions for the year, if elected in the Adoption
          Agreement: (1) Participants in a nonstandardized Plan whose employment terminated before the end of the Plan Year because of retirement, death, disability or as specified in the Adoption Agreement, and (2) Participants in a standardized Plan whose employment terminated before the end of the Plan Year because of retirement, death, disability or as specified in the Adoption Agreement, and completed 500 Hours of Service or less. Notwithstanding the foregoing, if the Employer makes a contribution prior to the end of the Plan Year, Participants shall be entitled to an allocation of that contribution when made, without regard to any end of the Plan Year requirement.

     (H) LIMITATION ON EMPLOYER CONTRIBUTIONS. The Employer's contributions for any Plan Year shall not exceed the maximum amount which the Employer may deduct pursuant to Section 404 of the Code.

3.5 LIMITATIONS ON AFTER TAX CONTRIBUTIONS (EMPLOYEE CONTRIBUTIONS) AND MATCHING CONTRIBUTIONS.

     (A) CONTRIBUTION PERCENTAGE. The ACP for Participants who are Highly Compensated Employees for each Plan Year and the ACP for Participants who are Non- highly Compensated Employees for the same Plan Year must satisfy one of the following tests:

          (1) 1.25 LIMIT. The ACP for Participants who are Highly Compensated Employees for the Plan Year shall not exceed the ACP for Participants who are Non-highly Compensated Employees for the same Plan Year by 1.25, or

          (2) 2.0 LIMIT. The ACP for Participants who are Highly Compensated Employees for the Plan Year shall not exceed the ACP for Participants who are Non-highly Compensated Employees for the same Plan Year multiplied by two (2), provided that the ACP for Participants who are Highly Compensated Employees does not exceed the ACP for Participants who are Non-highly Compensated Employees by more than two (2) percentage points.

     (B)  SPECIAL RULES.

          (1) MULTIPLE USE. If one or more Highly Compensated Employees participate in both a cash or deferred arrangement and a Plan subject to the ACP test maintained by the Employer and the sum of the ADP and ACP of those Highly Compensated Employees subject to either or both tests exceeds the Aggregate Limit, then the ACP of those Highly Compensated Employees who also participate in a cash or deferred arrangement will be reduced (beginning with such Highly Compensated Employee whose ACP is the highest) so that the limit is not exceeded. The amount by which each Highly Compensated Employee's Contribution Percentage amounts is reduced shall be treated as an Excess Aggregate Contribution. The ADP and ACP of the Highly Compensated Employees are determined after any corrections required to meet the ADP and ACP tests. Multiple use does not occur if either the ADP and ACP of the Highly Compensated Employees does not exceed 1.25 multiplied by the ADP and ACP of the Non-highly Compensated Employees.

          (2) AGGREGATION OF CONTRIBUTION PERCENTAGES. For purposes of this section, the Contribution Percentage for any Participant who is a Highly Compensated Employee and who is eligible to have Contribution Percentage Amounts allocated to his or her accounts under two or more plans described in Section 401(a) of the Code, or arrangements described in Section 401(k) of the Code, that are maintained by the Employer, shall be determined as if the total of such Contribution Percentage Amounts was made under each Plan. If a Highly Compensated Employee participates in two or more cash or deferred arrangements that have different Plan years all cash or deferred arrangements ending with or within the same calendar year shall be treated as a single arrangement. Notwithstanding the foregoing, certain plans shall be treated as separate if mandated to be disaggregated under regulations under
               Section 401(m) of the Code.

          (3) AGGREGATION OF PLANS. In the event that this Plan satisfies the requirements of Sections 401(m), 401(a)(4) or 410(b) of the Code only if aggregated with one or more other plans, or if one or more other plans satisfy the requirements of such sections of the Code only if aggregated with this Plan, then this section shall be applied by determining the Contribution Percentage of Employees as if all such plans were a single Plan. For Plan Years beginning after December 31, 1989, plans may be aggregated in order to satisfy Section 401(m) of the Code only if they have the same Plan Year.

          (4) FAMILY AGGREGATION. For purposes of determining the Contribution Percentage of a Participant who is a five-percent owner or one of the ten most highly-paid Highly Compensated Employees, the Contribution Percentage Amounts and Compensation of such Employee shall include the Contribution Percentage Amounts and Compensation for the Plan Year of Family Members, as defined in Section 414(q)(6) of the Code. Family Members, with respect to Highly Compensated Employees, shall be disregarded as separate employees in determining the Contribution Percentage both for Participants who are Non- highly Compensated Employees and for Participants who are Highly Compensated Employees.

          (5) TIME OF CONTRIBUTIONS. For purposes of determining the Contribution Percentage test, After Tax Contributions are considered to have been made in the Plan Year in which contributed to the Trust. Matching Contributions and Qualified Non-elective Contributions will be considered made for a Plan Year if made no later than the end of the twelve-month period beginning on the day after the close of the Plan Year.

          (6) RECORDS. The Employer shall maintain records sufficient to demonstrate satisfaction of the ACP test and the amount of Qualified Non- elective Contributions or Qualified Matching Contributions, or both, used in such test.

          (7) REGULATIONS. The determination and treatment of the Contribution Percentage of any Participant shall satisfy such other requirements as may be prescribed by the Secretary of the Treasury.

     (C)  DISTRIBUTION OF EXCESS AGGREGATE CONTRIBUTIONS.

          (1) GENERAL RULE. Notwithstanding any other provision of this Plan, Excess Aggregate Contributions, plus any income and minus any loss allocable thereto, shall be forfeited, if forfeitable, or if not forfeitable, distributed no later than the last day of each Plan Year to Participants to whose accounts Excess Aggregate Contributions were allocated for the preceding Plan

               Year. Excess Aggregate Contributions of Participants who are subject to the Family Member aggregation rules shall be allocated among the Family Members in proportion to the After Tax and Matching Contributions (or amounts treated as Matching Contributions) of each Family Member that is combined to determine the combined ACP. If such Excess Aggregate Contributions are distributed more than 2-1/2 months after the last day of the Plan Year in which such excess amounts arose, a ten (10) percent excise tax will be imposed on the Employer maintaining the Plan with respect to those amounts. Excess Aggregate Contributions shall be treated as Annual Additions under the Plan.

          (2) DETERMINATION OF INCOME OR LOSS. Excess Aggregate Contributions shall be adjusted for income or loss up to the date of distribution. The income or loss allocable to Excess Aggregate Contributions is the sum of: (1) income or loss allocable to the Participant's After Tax Contribution Account, Matching Contribution Account, Qualified Matching Contribution Account, (if any, and if all amounts therein are not used in the ADP test) and, if applicable, the Qualified Non-elective Contribution Account and Before Tax Contribution Account for the Plan Year multiplied by a fraction, the numerator of which is such Participant's Excess Aggregate Contributions for the year and the denominator is the Participant's account balance(s) attributable to Contribution Percentage Amounts without regard to any income or loss occurring during such Plan Year; and (2) ten percent of the amount determined under (1) multiplied by the number of whole calendar months between the end of the Plan Year and the date of distribution, counting the month of distribution if distribution occurs after the 15th of such month.

          (3) FORFEITURES OF EXCESS AGGREGATE CONTRIBUTIONS. Forfeitures of Excess Aggregate Contributions may either be reallocated to the accounts of Non-Highly Compensated Employees or applied to reduce Employer Contributions, as elected by the Employer in Item C(6)(c) of the Adoption Agreement.

          (4) ACCOUNTING FOR EXCESS AGGREGATE CONTRIBUTIONS. Excess Aggregate Contributions shall be forfeited, if forfeitable, or distributed on a pro-rata basis from the Participant's After Tax Contribution Account and Matching Contribution Account and Qualified Matching Contribution Account (and, if applicable, the Participant's Qualified Non-elective Contribution Account and Before Tax Contribution Account, or both).

3.6 NET PROFITS NOT REQUIRED IF SO ELECTED IN ADOPTION AGREEMENT. If the Employer elects, Matching Contributions may be made without regard to Net Profits in accordance with Item C(4)(c)(iii) of the Adoption Agreement. If the Plan is a profit-sharing Plan, the Plan shall continue to be designed to qualify as a profit-sharing Plan for purposes of Sections 401(a), 402, 412, and 417 of the Code. Net Profits shall not be required for Before Tax Contributions or After Tax Contributions to be made to the Plan.

3.7 FORM, PAYMENT AND ALLOCATION OF CONTRIBUTIONS. All contributions under this Article III made for a Plan Year shall be made in cash, and shall be delivered to the Trustee at such time or times as shall be agreed upon between the Committee and the Trustee. The Committee shall instruct the Trustee as to the allocation of contributions to the Participant's accounts.

3.8 DISTRIBUTION REQUIREMENTS FOR BEFORE TAX CONTRIBUTION ACCOUNT. Before Tax Contributions, Qualified Non- elective Contributions and Qualified Matching Contributions, and income allocable to each are not distributable to a Participant or his or her Beneficiary or Beneficiaries, in accordance with such Participant's, Beneficiary's or Beneficiaries' election, earlier than upon separation from service, death, disability, or as selected in the Adoption Agreement. Such amounts may not be distributed unless in accordance with the Participant's election made pursuant to rules established by the Committee as authorized in the Adoption Agreement, and upon:

     (A) Termination of the Plan without the establishment of another defined contribution Plan, other than an employee stock ownership Plan (as defined in Section 4975(e) or Section 409 of the Code) or a simplified employee pension Plan as defined in Section 408(k).

     (B) The disposition by a corporation to an unrelated corporation of substantially all of the assets (within the meaning of Section 409(d)(2) of the Code) used in a trade or business of such corporation if such corporation continues to maintain this Plan after the disposition, but only with respect to Employees who continue employment with the corporation acquiring such assets.

     (C) The disposition by a corporation to an unrelated entity of such corporation's interest in a subsidiary (within the meaning of Section 409(d)(3) of the Code) if such corporation continues to maintain this Plan, but only with respect to Employees who continue employment with such subsidiary.

     (D) The attainment of age 59-1/2 in the case of a profit-sharing Plan, or the attainment of the Plan's Normal Retirement Date, if either or both are selected in the Adoption Agreement.

     (E) The Hardship of the Participant as described in Section 3.9, if selected in the Adoption Agreement.

          All distributions that may be made pursuant to one or more of the foregoing distributable events are subject to the spousal and Participant consent requirements (if applicable) contained in Sections 411(a)(11) and 417 of the Code. In addition, distributions after March 31, 1988, that are triggered by any of the first three events above, in Sections 3.8(A), (B) and (C) must be made in a lump sum.

3.9  HARDSHIP DISTRIBUTION.

     (A) AMOUNT AVAILABLE FOR WITHDRAWAL. Upon the written request of a Participant received and approved by the Committee, a Participant may withdraw, in cash, up to one hundred per cent (100%) of the amount of such Participant's Before Tax Contributions (and any earnings credited to a Participant's account as of the end of the last Plan Year ending before July 1, 1989) or such lesser amount as the Committee may approve, in the event of Hardship. For purposes of this Section, Hardship is defined as immediate and heavy financial need of the Employee where such Employee lacks other available resources. Hardship distributions are subject to the spousal consent requirements contained in Sections 411(a)(11) and 417 of the Code.

          The Committee is authorized to and shall request from the Participant making such a request such evidence as the Committee deems necessary and appropriate to substantiate a Hardship, the amount of expenses resulting from such Hardship and the other resources of the Participant reasonably available to meet such expenses.

     (B)  SPECIAL RULES:

          (1) IMMEDIATE AND HEAVY NEED. The following are the only financial needs considered immediate and heavy: expenses incurred or necessary for medical care, described in Section 213(d) of the Code, of the Employee, the Employee's Spouse or dependents; the purchase (excluding mortgage payments) of a principal residence for the Employee; payment of tuition and related educational fees for the next twelve months of post-secondary education for the Employee, the Employee's Spouse, children or dependents; or the need to prevent the eviction of the Employee from, or a foreclosure on the mortgage of, the Employee's principal residence.

          (2) SATISFACTION OF NEED. A distribution will be considered as necessary to satisfy an immediate and heavy financial need of the Employee only if:

               (a) The Employee has obtained all distributions, other than Hardship distributions, and all nontaxable loans under all plans maintained by the Employer;

               (b) All plans maintained by the Employer provide that the Employee's Before Tax Contributions (and After Tax Contributions) will be suspended for twelve months after the receipt of the Hardship distribution;

               (c) The distribution is not in excess of an immediate and heavy financial need (including amounts necessary to pay any federal, state or local income taxes or penalties reasonably anticipated to result from the distribution); and

               (d) All plans maintained by the Employer provide that the Employee may not make Before Tax Contributions for the Employee's taxable year immediately following the taxable year of the Hardship distribution in excess of the applicable limit under Section 402(g) of the Code for such taxable year less the amount of such Employee's Before Tax Contributions for the taxable year of the Hardship distribution.

          (3) TAXES AND PENALTIES. The amount of an immediate and heavy financial need may include any amounts necessary to pay any federal, state or local income taxes or penalties reasonably anticipated to result from the distribution.

3.10 WITHDRAWAL OF AFTER TAX CONTRIBUTIONS. Subject to the provisions of the Plan, in accordance with rules for giving notice as determined by the Committee, a Participant may withdraw as of the first Accounting Date subsequent to receipt by the Committee of such notice:

     (A)  MAXIMUM AMOUNT.  An amount equal to not more than 100% of the

          Participant's After Tax Contribution Account determined as of such Accounting Date. No Participant who has made any withdrawal of After Tax Contributions in the twelve (12) months preceding the giving of such notice may make a withdrawal under this Section. A Participant who makes a withdrawal of After Tax Contributions shall be required to suspend After Tax Contributions for a period of six
          (6) months, commencing with the effective date of such withdrawal.
          A Participant may, pursuant to Article III, elect to commence After Tax Contributions as of the first day of the first payroll period of the month following the conclusion of such suspension period, or the first payroll period of any month thereafter, upon advance written notice to the Committee.

     (B)  MINIMUM AMOUNT.  Notwithstanding anything to the contrary in this
          Section 3.10, any withdrawal made pursuant to Section 3.10(A) shall be for a minimum whole dollar amount not less than Five Hundred Dollars ($500.00); except that if the amount available for withdrawal is less than Five Hundred Dollars ($500.00) then the minimum amount of the withdrawal shall be the amount available.

     (C) FORFEITURES. No forfeitures will occur solely as a result of an Employee's withdrawal of After Tax Contributions.

     (D)  LOAN SECURITY.  Notwithstanding anything to the contrary in this
          Section 3.10, a Participant may not make a withdrawal pursuant to this Section of any portion of the Participants vested interest which has been assigned to secure repayment of a loan in accordance with Section 11.10, below, until such time as the Committee shall have released said portion so assigned.

3.11. WITHDRAWAL OF MATCHING CONTRIBUTIONS. Subject to the provisions of the Plan, in accordance with rules for giving notice as determined by the Committee, and as elected in the Adoption Agreement, a Participant may withdraw as of the first Accounting Date subsequent to receipt by the Committee of such notice:

     (A) MAXIMUM AMOUNT. An amount equal to not more than 100% of the vested amounts in the Participant's Matching Contribution Account determined as of such Accounting Date. No Participant who has made any withdrawal of Matching Contributions in the twelve (12) months preceding the giving of such notice may make a withdrawal under this Section.

     (B)  MINIMUM AMOUNT.  Notwithstanding anything to the contrary in this
          Section 3.11, any withdrawal made pursuant to Section 3.11(A) shall be for a minimum whole dollar amount not less than Five Hundred Dollars ($500.00); except that if the amount available for withdrawal is less than Five Hundred Dollars ($500.00) then the minimum amount of the withdrawal shall be the amount available.

     (C) FORFEITURES. No forfeitures will occur solely as a result of an Employee's withdrawal of Matching Contributions.

     (D)  LOAN SECURITY.  Notwithstanding anything to the contrary in this
          Section 3.11, a Participant may not make a withdrawal, pursuant to this Section of any portion of the Participant's vested interest which has been assigned to secure repayment of a loan in accordance with Section 11.10, below, until such time as the Committee shall have released said portion so assigned.

                                 ARTICLE IV
                             OTHER CONTRIBUTIONS

4.1  EMPLOYER CONTRIBUTIONS.

     (A) MONEY PURCHASE PENSION PLANS ONLY. As elected by the Employer in the Adoption Agreement, the Employer shall make contributions to the Plan.

     (B)  PROFIT SHARING PLANS AND 401(K) PLANS ONLY.

          (1) EMPLOYER CONTRIBUTIONS. For each Plan Year, the Employer, shall or may make contributions to the Plan in an amount as selected in the Adoption Agreement or determined by Resolution of the Board of Directors of the Employer.

          (2) NET PROFITS NOT REQUIRED IF SO ELECTED IN ADOPTION AGREEMENT. If the Employer elects, Employer Contributions under a profit sharing Plan may be made without regard to Net Profits in accordance with Item B(8)(a)(iii) of the Adoption Agreement. The Plan shall continue to be designed to qualify as a profit-sharing Plan for purposes of Sections 401(a), 402, 412, and 417 of the Code.

4.2 SEPARATE ACCOUNTS. An Employer Contribution Account shall be maintained for each Participant to which will be credited the employer pension or profit sharing contributions ("Employer Contributions"). Such accounts shall be credited with the applicable contributions, earnings and losses, distributions, and other adjustments.

4.3 VESTING. Employer Contributions will be vested in accordance with the Employer's election in Item B(7), as applicable, of the Adoption Agreement. In any event, Employer Contributions shall be fully vested at Normal Retirement Date, upon the complete or partial termination of the Plan, and, in profit sharing plans, upon the complete discontinuance of Employer Contributions.

4.4 LIMITATION ON EMPLOYER CONTRIBUTIONS. The Employer's Contribution for any Plan Year shall not exceed the maximum amount which the Employer may deduct pursuant to Section 404 of the Code. The Employer Contributions shall be payable not later than the time for filing the Employer's federal income tax return, including extensions.

4.5  EMPLOYEE CONTRIBUTIONS.

     (A)  DISTRIBUTIONS FROM QUALIFIED PLANS - ROLLOVERS.

          (1) If the Employer selects Item B(9) in the Adoption Agreement, an Employee who is entitled to make a rollover contribution described in Section 402(a)(5), Section 403(a)(4) or Section 408(d)(3) of the Code ("Rollover Contribution"), may elect, with the approval of the Committee, to make such a Rollover Contribution to the Plan. The Employee shall deliver or cause to be delivered, to the Trustee the cash which constitutes such Rollover Contribution at such time or times and in such manner as shall be specified by the Committee. As of the date of receipt of such property by the Trustee, a Rollover Account shall be established in the name of the Employee who has made a Rollover Contribution as provided in this Section 4.5 and shall be credited with such assets on such date. A Rollover Contribution shall not be deemed to be a contribution of such Employee for any purpose of this Agreement. All Rollover Contributions and the earnings on these contributions shall be immediately fully vested and nonforfeitable.

          (2) Subject to the provisions of the Plan, on advance notice given to the Committee in accordance with rules established by the Committee a Participant in a profit sharing Plan or 401(k) profit sharing Plan may withdraw all or any part (in any whole dollar amount specified by the Participant) of the value of any Rollover Account, provided no Participant who has made any withdrawal under Section 4.5(A) during the calendar year in which such notice is given may make an additional withdrawal under this Section 4.5(A) during the remainder of such year.

     (B) NONDEDUCTIBLE EMPLOYEE CONTRIBUTIONS AND MATCHING CONTRIBUTIONS NO LONGER ACCEPTED.

          (1) This Plan will not accept nondeductible employee contributions and matching contributions except pursuant to a 401(m) arrangement described in Article III. Employee contributions for Plan Years beginning after December 31, 1986, together with any matching contributions as defined in Section 401(m) of the Code, will be limited so as to meet the nondiscrimination test of
               Section 401(m).

          (2) A separate account will be maintained by the Trustee for the previously made nondeductible employee contributions of each Participant.

          (3) Employee contributions and earnings thereon will be nonforfeitable at all times. No forfeitures will occur solely as a result of an Employee's withdrawal of Employee contributions.

     (C) DEDUCTIBLE EMPLOYEE CONTRIBUTIONS NO LONGER ACCEPTED. The Committee will not accept deductible Employee contributions which are made for a taxable year beginning after December 31, 1986. Contributions made prior to that date will be maintained in a separate account which will be nonforfeitable at all times. The account will share in the gains and losses of the Trust Fund in the same manner as described in
          Article VI of the Plan. No part of the deductible voluntary contribution account will be used to purchase life insurance. Subject to Section 7.10, Joint and survivor annuity requirements (if applicable), the Participant may withdraw any part of the deductible voluntary contribution account by making a written application to the Committee.

4.6 EXCLUSIVE BENEFIT. Except as provided in the Plan, the Employer has no beneficial interest in the Trust Fund, and no part of the Trust Fund shall revert or be repaid to the Employer, directly or indirectly, or diverted to purposes other than for the exclusive benefit of Participants and their Beneficiaries, except that (1) any contribution made by the Employer because of a mistake of fact must be returned to the Employer within one year of the contribution; (2) in the event the deduction of a contribution made by the Employer is disallowed under Section 404 of the Code, such contribution (to the extent disallowed) must be returned to the Employer within one year of the disallowance of the deduction; and (3) in the event that the Commissioner of Internal Revenue determines that the Plan is not initially qualified under the Internal Revenue Code, any contribution made incident to that initial qualification by the Employer must be returned to the Employer within one year after the date the initial qualification is denied, but only if the application for the qualification is made by the time prescribed by law for filing the Employer's return for the taxable year in which the Plan is adopted or such later date as the Secretary of the Treasury may prescribe.

4.7 FORM, PAYMENT AND ALLOCATION OF CONTRIBUTIONS. Contributions made for a Plan Year shall be made in cash; provided, however, that if the Plan has an Employer Stock Fund, contributions for the Employer Stock Fund may be made in Employer Stock. Contributions shall be delivered to the Trustee at such time or times as shall be agreed upon between the Committee and the Trustee. The Committee shall instruct the Trustee as to the allocation of contributions to the Participant's accounts pursuant to the elections made in the Adoption Agreement. Employer Stock contributed to the Plan shall be valued at fair market value at the time of its transfer to the Plan.

4.8 SAFE HARBOR ALLOCATION. Notwithstanding anything to the contrary in the Adoption Agreement, in the event the requirements of Code Sections 401(a)(26) or 410(b) are not met during the Plan Year, Employer Contributions will be allocated to Eligible Employees in the following order until the applicable requirements are met:

     (A) Eligible Employees employed by the Employer on the last day of the Plan Year and who have completed more than 750 Hours of Service during the Plan Year;

     (B) Eligible Employees employed by the Employer on the last day of the Plan Year and who have completed more than 500 but less than 750 Hours of Service during the Plan Year;

     (C) Eligible Employees employed by the Employer on the last day of the Plan Year and who have completed 500 or fewer Hours of Service during the Plan Year;

     (D) Eligible Employees who have completed 750 or more Hours of Service during the Plan Year;

     (E) Eligible Employees who have completed more than 500 but less than 750 Hours of Service during the Plan Year.

          In no event will Employees who have terminated employment with the Employer during the Plan Year and who have completed 500 or fewer Hours of Service during the Plan Year receive any allocation of Employer Profit Sharing Contributions.

                                  ARTICLE V
                           PERIOD OF PARTICIPATION

5.1 TERMINATION DATES. A Participant's Termination Date will be the date on which his employment with the Employer is terminated because of the first to occur of the following events:

     (A) NORMAL RETIREMENT. The Participant retires from the employ of the Employer upon attaining the Normal Retirement Date selected in the Adoption Agreement. If the Employer enforces a mandatory retirement age the Normal Retirement Date is the date the Participant attains the lesser of that mandatory age or the age specified in the Adoption Agreement.

     (B) EARLY RETIREMENT. The Participant retires from the employ of the Employer upon attaining the Early Retirement Date selected in the Adoption Agreement. If a Participant terminates employment prior to meeting any minimum age specified in the Adoption Agreement but after having completed the specified minimum service requirement, the terminated Participant shall be entitled to an early retirement benefit upon attaining the minimum age required.

     (C) LATE RETIREMENT. The Participant retires from the employ of the Employer after the Normal Retirement Date. A Participant who continues to work beyond the Normal Retirement Date shall continue participation in the Plan on the same basis as the other Participants.

     (D) DISABILITY RETIREMENT. The Participant is terminated from the employ of the Employer because of Disability, as determined by the Committee, as defined in Section 1.1(I), irrespective of his age.

     (E)  DEATH.  The Participant's death.

     (F) OTHER TERMINATION. The Participant terminates employment before Normal, Early, Late or Disability Retirement.

          If a Participant continues in the employ of the Employer but no longer is a member of a class of Employees to which the Plan has been and continues to be extended by the Employer, the Participant's Termination Date nevertheless will be as stated above and his or her accounts will be held as stated in Section 5.2.

5.2 RESTRICTED PARTICIPATION. When distribution of part or all of the benefits to which a Participant is entitled under the Plan is deferred beyond or cannot be made until after the Participant's Termination Date, or during any period that a Participant continues in the employ of the Employer but no longer is a member of a class of Employees to which the Plan has been and continues to be extended by the Employer, the Participant, or in the event of his or her death such Participant's Beneficiary, will be considered and treated as a Participant for all purposes of the Plan, except that no share of contributions or forfeitures will be credited to his or her Accounts (a) for any period such Participant continues in the employ of the Employer but no longer is a member of a class of Employees to which the Plan has been and continues to be extended by the Employer, or (b) after the Participant's Termination Date.

                                 ARTICLE VI
                                 ACCOUNTING

6.1 ACCOUNTS ESTABLISHED. There shall be established and maintained for each Participant such accounts as are applicable, to reflect such Participant's interest in each Investment Fund.

     All income, expenses, gains and losses attributable to each account shall be separately accounted for. The interest of each Participant in the Trust Fund at any time shall consist of the amount credited to his or her accounts as of the last preceding Valuation Date plus credits and minus debits to such accounts since that date.

6.2 EMPLOYER CONTRIBUTIONS CONSIDERED MADE ON LAST DAY OF PLAN YEAR. Unless otherwise elected in the Adoption Agreement, for purposes of this Article VI, the Employer's Contribution under Article IV will be considered to have been made on the last day of the Plan Year for which contributed.

6.3  ACCOUNTING STEPS.  As of each Valuation Date, the Trustee shall:

     (A) Charge to the prior account balances all previously uncharged payments or distributions made from Participants' accounts since the last preceding Valuation Date.

     (B) Adjust the net credit balances in Participants' accounts upward or downward, pro rata, so that the total of such net credit balances will equal the then adjusted net worth of the Trust Fund;

     (C) Allocate and credit Employer Contributions and any forfeitures (as described in Section 7.3) that are to be allocated and credited as of that date in accordance with Sections 6.5 and 6.6.

          Notwithstanding the preceding, the Trustee shall be authorized to utilize such other method of accounting for the gains or losses experience by the Trust as may accurately reflect each Participant's interest therein.

6.4  ALLOCATION OF EMPLOYER CONTRIBUTIONS.

     (A)  DISCRETIONARY PROFIT SHARING CONTRIBUTIONS.

          (1) NONSTANDARDIZED PLANS. If the Plan is a nonstandardized Plan, Employer Contributions for the Plan Year shall be allocated among and credited to the Employer Contribution Accounts of each Participant, including a Participant on leave of absence, who is entitled to receive a contribution as elected by the Employer in the Adoption Agreement, pursuant to the formula elected by the Employer in Item B(8)(b) of the Adoption Agreement If elected in the Adoption Agreement, Participants whose employment terminated because of retirement, death or disability before the end of the Plan Year will share in the contributions for the year if elected in the Adoption Agreement.

          (2) STANDARDIZED PLANS. Employer Contributions for the Plan Year shall be allocated among and credited to the Employer Contribution Account of each Participant who either completes more than 500 Hours of Service during the Plan Year (or such lesser number of Hours of Service as may be specified in the Adoption Agreement) or is employed on the last day of the Plan Year pursuant to the formula elected by the Employer in Item B(8)(b) of the Adoption Agreement. If elected in the Adoption Agreement, Participants whose employment terminated before the end of the Plan Year because of retirement, death or disability will share in the contributions for the year if elected in the Adoption Agreement.

     (B) MONEY PURCHASE PENSION PLANS. Employer Contributions will be made and allocated to the Employer Contribution Accounts of Participants for the Plan Year as elected in the Adoption Agreement. Sections 6.4(A)(1) and (2) above also apply to the Money Purchase Pension Plans.

     (C) PAIRED PLANS. Notwithstanding anything in the Plan to the contrary, if the Employer maintains two plans which are Paired Plans, only one may contain an allocation, as elected in the Adoption Agreement, utilizing permitted disparity as defined in Code Section 401(l).

6.5 ALLOCATION OF FORFEITURES. As elected in Items B(11) and/or C(6) of the Adoption Agreement, as of the last day of the Plan Year, any forfeitures which arose under the Plan during that year shall be used to: (i) pay the expenses of the Plan; (ii) reduce Employer Contributions; or, (iii) be allocated to Participants accounts, as may be selected in the Adoption Agreement. Forfeitures under (iii) shall be allocated as provided in
     Section 6.4.

6.6  LIMITATION ON ALLOCATIONS.

     (A) DEFINITIONS: For purposes of limiting allocations pursuant to this section, the following definitions shall apply:

          (1) ANNUAL ADDITIONS: The sum of the following amounts credited to a Participant's account for the Limitation Year:

               (a)  Employer Contributions;

               (b)  Employee Contributions;

               (c)  forfeitures;

               (d) amounts allocated, after March 31, 1984, to an individual medical account, as defined in Section 415 (l)(2) of the Code, which is part of a pension or annuity Plan maintained by the Employer are treated as Annual
                    Additions to a defined contribution Plan.   Also amounts
                    derived from contributions paid or accrued after December 31, 1985, in taxable years ending after such date, which are attributable to post- retirement medical benefits, allocated to the separate account of a Key Employee, as defined in Section 419A(d)(3) of the Code, under a welfare benefit fund, as defined in Section 419(e) of the Code, maintained by the Employer are treated as Annual Additions to a defined contribution Plan; and,

               (e)  allocations under a simplified employee pension.

               For this purpose, any Excess Amount applied under Sections 6.6(B)(4) or 6.6(C)(6) in the Limitation Year to reduce Employer Contributions will be considered Annual Additions for such Limitation Year.

          (2) COMPENSATION: Compensation as described below, interpreted consistently with the provisions of Code Section 414(s) and the regulations issued thereunder, as may be selected by the Employer, and uniformly applied for testing purpose:

               (A) W-2 COMPENSATION (WAGES, TIPS, AND OTHER COMPENSATION REQUIRED TO BE REPORTED UNDER SECTIONS 6041, 6051, AND 6052 OF THE CODE, AS REPORTED ON FORM W-2). Compensation is defined as wages within the meaning of Section 3401(a) and all other payments of compensation to an Employee by the Employer (in the course of the Employer's trade or business) for which the Employer is required to furnish the Employee a written statement under Sections 6041(d), 6051(a)(3) and 6052 of the Code. Compensation must be determined without regard to any rules under Section 3401(a) that limit the remuneration included in wages based on the nature or location of the employment or the services performed (such as the exception for agricultural labor in Section 3401(a)(2).

               (B) WITHHOLDING COMPENSATION (3401(A)). Compensation is defined as wages within the meaning of Section 3401(a) for the purposes of income tax withholding at the source but determined without regard to any rules that limit the remuneration included in wages based on the nature or location of the employment or the services performed (such as the exception for agricultural labor in Section 3401(a)(2)).

               (C) SECTION 415 SAFE-HARBOR COMPENSATION. Compensation is defined as wages, salaries, and fees for professional services and other amounts received (without regard to whether or not an amount is paid in cash) for personal services actually rendered in the course of employment with the Employer maintaining the Plan to the extent that the amounts are includible in gross income (including, but not limited to, commissions paid salesman, compensation for services on the basis of a percentage of profits, commissions on insurance premiums, tips, bonuses, fringe benefits, and reimbursements or other expense allowances under a nonaccountable Plan (as described in 1.62-2(c)), and excluding the following:

                    (i) Employer contributions to a Plan of deferred compensation which are not includible in the Employee's gross income for the taxable year in which contributed, or Employer contributions under a simplified employee pension Plan to the extent such contributions are deductible by the Employee, or any distributions from a Plan of deferred compensation;

                    (ii) amounts realized from the exercise of a
                         non-qualified stock option, or when restricted stock (or property) held by an Employee becomes freely transferable or is no longer subject to a substantial risk of forfeiture;

                    (iii)     amounts realized from the sale, exchange or
                         other disposition of stock acquired under a qualified stock option; and
                    (iv) other amounts which received special tax  benefits,
                         or contributions made by the Employer (whether or not under a salary reduction agreement) towards the purchase of an annuity contract described in Section 403(b) of the Code (whether or not the contributions are actually excludable from the gross income of the Employee).

               Notwithstanding anything in the definitions of Compensation preceding, at the discretion of the Employer, uniformly applied, Compensation shall, for purposes of ADP and ACP testing as provided for in Article III, include amounts not currently includible in income pursuant to Code Sections 125, 402(a)(8), 402(h) and 403(b). For allocation purposes, such amounts shall be includible as elected in the Adoption Agreement.

               For any self-employed Individual, Compensation will mean Earned Income.

               For Limitation Years beginning after December 31, 1991, for purposes of applying the limitations of Section 6.6, Compensation for a Limitation Year is the compensation actually paid or made available during such Limitation Year.

               Notwithstanding the preceding sentence, Compensation for a Participant in a defined contribution Plan who is permanently and totally disabled (as defined in Section 22(e)(3) of the Code) is the Compensation such Participant would have received for the Limitation Year if the Participant had been paid at the rate of Compensation paid immediately before becoming permanently and totally disabled; such imputed compensation for the disabled Participant may be taken into account only if the Participant is not a Highly Compensated Employee, (as defined in Section 414(q) of the Code), and contributions made on behalf of such Participant are nonforfeitable when made.

          (3) DEFINED BENEFIT FRACTION: A fraction, the numerator of which is the sum of the Participant's Projected Annual Benefits under all the defined benefit plans (whether or not terminated) maintained by the Employer, and the denominator of which is the lesser of 125 percent of the dollar limitation determined for the Limitation Year under Sections 415(b) and (d) of the Code or 140 percent of the Participant's Highest Average Compensation, including any adjustments under Section 415(b) of the Code.

               Notwithstanding the above if the Participant was a participant as of the first day of the first Limitation Year beginning after December 31, 1986, in one or more defined benefit plans maintained by the Employer which were in existence on May 6, 1986, the denominator of this fraction will not be less than 125 per cent of the sum of the annual benefits under such plans which the Participant had accrued as of the close of the last Limitation Year beginning before January 1, 1987, disregarding any changes in the terms and conditions of the Plan after May 5, 1986. The preceding sentence applies only if the defined benefit plans individually and in the aggregate satisfied the requirements of Section 415 for all Limitation Years beginning before January 1, 1987.

          (4) DEFINED CONTRIBUTION DOLLAR LIMITATION: For purposes of calculating the Maximum Permissible Amount: $30,000 or, if greater, one-fourth of the defined benefit dollar limitation set forth in Section 415(b)(1) of the Code as in effect for the Limitation Year.

          (5) DEFINED CONTRIBUTION FRACTION: A fraction, the numerator of which is the sum of the Annual Additions to the Participant's accounts under all the defined contribution plans (whether or not terminated) maintained by the Employer for the current and all prior Limitation Years, (including the Annual Additions attributable to the Participant's nondeductible employee contributions to all defined benefit plans, whether or not terminated, maintained by the Employer, and the Annual Additions attributable to all welfare benefit funds, as defined in Section 419(e) of the Code, individual medical accounts, as defined in Section 415(l)(2) of the Code, and simplified employee pension, maintained by the Employer), and the denominator of which is the sum of the maximum aggregate amounts for the current and all prior Limitation Years of service with the Employer (regardless of whether a defined contribution Plan was maintained by the Employer). The maximum aggregate amount in any Limitation Year is the lesser of 125 percent of the dollar limitation determined under Sections 415(b) and (d) of the Code in effect under Section 415(c)(1)(A) of the Code or 35 percent of the Participant's Compensation for such year.

               If the Employee was a participant as of the end of the first day of the first Limitation Year beginning after December 31, 1986, in one or more defined contribution plans maintained by the Employer which were in existence on May 6, 1986, the numerator of this fraction will be adjusted if the sum of this fraction and the Defined Benefit Fraction would otherwise exceed 1.0 under the terms of this Plan. Under the adjustment, an amount equal to the product of (1) the excess of the sum of the fractions over 1.0 times (2) the denominator of this fraction, will be permanently subtracted from the numerator of this fraction. The adjustment is calculated using the fractions as they would be computed as of the end of the last Limitation Year beginning before January 1, 1987, and disregarding any changes in the terms and conditions of the Plan made after May 5, 1986, but using the Section 415 limitation applicable to the first Limitation Year beginning on or after January 1, 1987.

               The Annual Addition for any Limitation Year beginning before January 1, 1987, shall not be recomputed to treat all Employee contributions as Annual Additions.

          (6) EMPLOYER: For purposes of this Section 6.6: the Employer that adopts this Plan, and all members of a controlled group of corporations (as defined in section 414(b) of the Code as modified by Section 415(h), all commonly controlled trades or businesses (as defined in Section 414(c) as modified by Section 415(h)) or affiliated service groups (as defined in Section 414(m)) of which the adopting Employer is a part, and any other entity required to be aggregated with the Employer pursuant to regulations under Section 414(o) of the Code.

          (7) EXCESS AMOUNT: The excess of the Participant's Annual Additions for the Limitation Year over the Maximum Permissible Amount.

          (8) HIGHEST AVERAGE COMPENSATION: For purposes of calculating the Defined Benefit Fraction, the average compensation for the three (3) consecutive Years of Service with the Employer that produces the highest average. A Year of Service with the Employer is the twelve-consecutive month period defined in Item B(4)(j) of the Adoption Agreement.

          (9) LIMITATION YEAR: A calendar year or any other 12 consecutive month period elected in Item B(4)(d) of the Adoption Agreement. All qualified plans maintained by the Employer must use the same Limitation Year. If the Limitation Year is amended to a different 12- consecutive month period, the new Limitation Year must begin on a date within the Limitation Year in which the amendment is made.

          (10) MASTER OR PROTOTYPE PLAN: A Plan the form of which is the subject of a favorable opinion letter from the Internal Revenue Service.

          (11) MAXIMUM PERMISSIBLE AMOUNT: The maximum Annual Addition that may be contributed or allocated to a Participant's account under the Plan for any Limitation Year shall not exceed the lesser of:

               (a)  the Defined Contribution Dollar Limitation, or

               (b) 25 percent of the Participant's Compensation for the Limitation Year.

                    The Compensation limitation referred to in (b) shall not apply to any contribution for medical benefits (within the meaning of Section 401(h) or Section 419A(f)(2) of the
                    Code) which is otherwise treated as an Annual Addition under Section 415(l)(1) or 419A(d)(2) of the Code.

                    If a short Limitation Year is created because of an amendment changing the Limitation Year to a different 12-consecutive month period, the Maximum Permissible Amount will not exceed the Defined Contribution Dollar Limitation multiplied by the following fraction:

             Number of months in the short Limitation Year 12

          (12) PROJECTED ANNUAL BENEFIT: For purposes of calculating the Defined Benefit Fraction: the annual retirement benefit (adjusted to an actuarially equivalent straight life annuity if such benefit is expressed in a form other than a straight life annuity or qualified joint and survivor annuity) to which the Participant would be entitled under the terms of the Plan, assuming: (1) the Participant will continue employment until Normal Retirement Date under the Plan, (or current age, if later), and (2) the Participant's Compensation for the current Limitation Year and all other relevant factors used to determine benefits under the Plan will remain constant for all future Limitation Years.

     (B)       ANNUAL ADDITION LIMITATIONS:

          (1) If the Participant does not participate in, and has never participated in another qualified Plan or welfare benefit fund, as defined in Section 419(e) of the Code maintained by the Employer, or an individual medical account, as defined in
               Section 415(l)(2) of the Code, maintained by the Employer, or a simplified employee pension, as defined in Section 408(K) of the Code, maintained by the Employer which provides an Annual Addition as defined in Section 6.6(E), the amount of Annual Additions which may be credited to the Participant's account for any Limitation Year will not exceed the lesser of the Maximum Permissible Amount or any other limitation contained in this Plan. If the Employer Contribution that would otherwise be contributed or allocated to the Participant's account would cause the Annual Additions for the Limitation Year to exceed the Maximum Permissible Amount, the amount contributed or allocated will be reduced so that the Annual Additions for the Limitation Year will equal the Maximum Permissible Amount.

          (2) Prior to determining the Participant's actual Compensation for the Limitation Year, the Employer may determine the Maximum Permissible Amount for a Participant on the basis of a reasonable estimation of the Participant's Compensation for the Limitation Year, uniformly determined for all Participants similarly situated.

          (3) As soon as is administratively feasible after the end of the Limitation Year, the Maximum Permissible Amount for the Limitation Year will be determined on the basis of the Participant's actual Compensation for the Limitation Year.

          (4) If pursuant to Section 6.6(B)(3) or as result of the allocation of forfeitures, there is an Excess Amount, the excess will be disposed of as follows:

               (a) Any nondeductible voluntary employee contributions, to the extent they would reduce the Excess Amount, will be returned to the Participant.

               (b) If after the application of paragraph (a) an Excess Amount still exists and the Participant is covered by the Plan at the end of the Limitation Year, the Excess Amount in the Participant's account will be used to reduce Employer Contributions (including any allocation of forfeitures) for such Participant in the next Limitation year, and each succeeding Limitation Year, if necessary.

               (c) If after the application of paragraph (a) an Excess Amount still exists, and the Participant is not covered by the Plan at the end of a Limitation Year, the Excess Amount will be held unallocated in a suspense account. The suspense account will be applied to reduce future Employer Contributions (including allocation of any forfeitures) for all remaining Participants in the next Limitation Year and each succeeding Limitation Year, if necessary.

               (d) If a suspense account is in existence at any time during a Limitation Year pursuant to this Section 6.6(A), it will not participate in the allocation of the trust's investment gains and losses. If a suspense account is in existence at any time during a particular Limitation Year, all amounts in the suspense account must be allocated and reallocated to Participants' accounts before any Employer Contributions or any Employee contributions may be made to the Plan for that Limitation Year. Excess Amounts may not be distributed to Participants or former Participants.

     (C)       MULTIPLE PLAN LIMITATION.

          (1) This Section 6.6(C) applies if, in addition to this Plan, the Participant is covered under another qualified Master or Prototype defined contribution Plan maintained by the Employer, a welfare benefit fund, as defined in Section 419(e) of the Code maintained by the Employer, or an individual medical account, as defined in Section 415(l)(2) of the Code, maintained by the Employer, or a simplified employee pension maintained by the employer which provides an Annual Addition as defined in Section 6.6(A) during any Limitation Year. The Annual Additions which may be credited to a Participant's accounts under this Plan for any such Limitation Year shall not exceed the Maximum Permissible Amount reduced by the Annual Additions credited to a Participant's accounts under the other qualified master and prototype defined contribution plans, welfare benefit funds, individual medical accounts, and simplified employee pensions for the same Limitation Year. If the Annual Additions with respect to the Participant under other qualified master and prototype defined contribution plans and welfare benefit funds, individual medical accounts, and simplified employee pension, maintained by the Employer are less than the Maximum Permissible Amount and the contributions that would otherwise be contributed or allocated to the Participant's Employer Contribution Account under this Plan would cause the Annual Additions for the Limitation Year to exceed this limitation, the amount contributed or allocated will be reduced so that the Annual Additions under all such plans and funds for the Limitation Year will equal the Maximum Permissible Amount. If the Annual Additions with respect to the Participant under such other qualified master and prototype defined contribution plans, welfare benefit funds individual medical accounts, and simplified employee pension, in the aggregate are equal to or greater than the Maximum Permissible Amount, no amount will be contributed or allocated to the Participant's Employer Contribution Account under this Plan for the Limitation Year.

          (2) Prior to determining the Participant's actual Compensation for the Limitation Year, the Employer may determine the Maximum Permissible Amount for a Participant in the manner described in
               Section 6.6(B)(2).

          (3) As soon as is administratively feasible after the end of the Limitation Year, the Maximum Permissible Amount for the Limitation Year will be determined on the basis of the Participant's actual Compensation for the Limitation Year.

          (4) If, pursuant to Section 6.6(C)(3) or as a result of the allocation of forfeitures, a Participant's Annual Additions under this Plan and all other plans result in an Excess Amount for a Limitation Year, the Excess Amount shall be deemed to consist of the amounts last allocated, except that Annual Additions attributable to a simplified employee pension will be deemed to have been allocated first, followed by annual additions to a welfare benefit fund or individual medical account regardless of the actual allocation date.

          (5) If an Excess Amount was allocated to a Participant on an allocation date of this Plan which coincides with an allocation date of another Plan, the Excess Amount attributed to this Plan will be the product of:

               (a)  the total Excess Amount allocated as of such date, times

               (b) the ratio of (i) the Annual Additions allocated to the Participant for the Limitation Year as of such date under this Plan to (ii) the total Annual Additions allocated to the Participant for the Limitation Year as of such date under this and all other qualified Master or Prototype defined contribution plans.

          (6) Any Excess Amount attributed to this Plan should be disposed of as provided in Section 6.6(C)(4).

     (D) If the Participant is covered under another qualified defined contribution Plan maintained by the Employer which is not a Master or Prototype Plan, Annual Additions which may be credited to the Participant's accounts under this Plan for any Limitation Year will be limited in accordance with Section 6.6(C) (1-6) as though the Plan were a Master or Prototype Plan unless the Employer provides other limitations in Item B(12) of the Adoption Agreement.

     (E) If the Employer maintains, or at any time maintained, a qualified defined benefit Plan covering any Participant in this Plan, the sum of the Participant's Defined Benefit Plan Fraction and Defined Contribution Plan Fraction will not exceed 1.0 in any Limitation Year. The Annual Additions which may be credited to the Participant's accounts under this Plan for any Limitation Year will be limited in accordance with Item B(12) of the Adoption Agreement.

6.7 REPORTS TO PARTICIPANTS. The Committee shall cause reports to be made at least annually to each Participant and to the Beneficiary of each deceased Participant as to the value of each such Participant's accounts, as of an appropriate preceding Valuation Date.

                                 ARTICLE VII
                         PAYMENT OF ACCOUNT BALANCES

7.1 TERMINATION OF EMPLOYMENT UPON DISABILITY OR DEATH. A Participant shall become fully vested in his or her Employer Contribution Accounts if the Participant becomes Disabled under Sections 5.1(A), (B), (C) or (D) or dies while still employed. The accounts of a Participant who retires becomes Disabled or dies will become distributable to the Participant or to his or her Spouse or Beneficiary. If distributed immediately, subject to Section 7.4, the distributable balance, after adjustments, will be determined as soon as practicable following the receipt by the Trustee of written notice of the Participant's termination from the Committee.

7.2 TIMING FOR DETERMINING ACCOUNT BALANCE UPON TERMINATION OF EMPLOYMENT PRIOR TO RETIREMENT, DISABILITY OR DEATH. If a Participant terminates employment with the Employer before retirement under Sections 5.1(F) the vested portion of the Participant's Employer Contribution Account and/or Matching Account shall be determined and such Participant's accounts will be distributable to the Participant. If distributed immediately, subject to Section 7.4, the distributable balance, after adjustments, will be determined as soon as practicable following receipt by the Trustee of written notice of the Participant's termination from the Committee. The account balance shall be distributable at such time as elected in the Adoption Agreement, but in no event shall an account balance not be distributable later than the Participant's Normal Retirement Date.

7.3  VESTING ON DISTRIBUTION BEFORE BREAK-IN-SERVICE; CASH-OUTS.
     (A) If an Employee terminates service, and the value of the Employee's vested account balance derived from Employer and Employee contributions is not greater than $3,500, the Employee will receive a distribution of the value of the entire vested portion of such account balances, and Rollover Account balance, if any. The nonvested portion will be treated as a forfeiture. For purposes of this Section 7.3, if the value of an Employee's vested account balance is zero, the Employee shall be deemed to have received a distribution of such vested account balance. A Participant's vested account balance shall not include accumulated deductible employee contributions within the meaning of Section 72(o)(5)(B) of the Code for Plan Years beginning prior to January 1, 1989.

     (B) If an Employee terminates service, and elects, in accordance with the requirements of Section 7.4, to receive the value of the Employee's vested account balance, the nonvested portion will be treated as a forfeiture. If the Employee elects to have distributed less than the entire vested portion of the balance in the Employer Contribution Account, the part of the nonvested portion that will be treated as a forfeiture is the total nonvested portion multiplied by a fraction, the numerator of which is the amount of the distribution attributable to Employer Contributions and the denominator of which is the total value of the vested balance in the Employer Contribution Account.

     (C) If an Employee receives a distribution pursuant to this Section 7.3 and the Employee resumes employment covered under this Plan, the Employee's Employer Contribution Account and/or Matching Account balance will be restored to the amount on the date of distribution if the Employee repays to the Plan the full amount of the distribution attributable to Employer contributions before the earlier of 5 years after the first date on which the Participant is subsequently reemployed by the Employer, or the date the Participant incurs five (5) consecutive one (1) year Breaks in Service following the date of the distribution. If an Employee is deemed to receive a distribution pursuant to this Section 7.3, and the Employee resumes employment covered under this Plan before the date the Participant incurs five (5) consecutive one (1) year Breaks in Service, upon the reemployment of such Employee, the Employer Contribution Account balance and/or Matching Account balance of the Employee will be restored to the amount on the date of such deemed distribution.

7.4  RESTRICTIONS ON IMMEDIATE DISTRIBUTIONS.
     (A) If the value of a Participant's vested account balance derived from Employer and Employee contributions exceeds (or at the time of any prior distribution exceeded) $3,500, and the account balance is immediately distributable, the Participant and the Participant's Spouse (or where either the Participant or the Spouse has died, the survivor) must consent to any distribution of such account balance. The consent of the Participant and the Participant's Spouse shall be obtained in writing within the 90-day period ending on the annuity starting date. The annuity starting date is the first day of the first period for which an amount is paid as an annuity or any other form. The Committee shall notify the Participant and the Participant's Spouse of the right to defer any distribution until the Participant's account balance is no longer immediately distributable. Such notification shall include a general description of the material features, and an explanation of the relative values of, the optional forms of benefit available under the Plan in a manner that would satisfy the notice requirements of Section 417(a)(3), and shall be provided no less than 30 days and no more than 90 days prior to the annuity starting date. However, distribution may commence less than 30 days after the notice described in the preceding sentence is given, provided the distribution is one to which sections 401(a)(11) and 417 of the Internal Revenue Code do not apply, the plan administrator clearly informs the participant that the participant has a right to a period of at least 30 days after receiving the notice to consider the decision of whether or not to elect a distribution (and, if applicable, a particular distribution option), and the participant, after receiving the notice, affirmatively elects a distribution.

          Notwithstanding the foregoing, only the Participant need consent to the commencement of a distribution in the form of a Qualified Joint and Survivor Annuity while the account balance is immediately distributable. (Furthermore, if payment in the form of a Qualified Joint and Survivor Annuity is not required with respect to the Participant pursuant to Section 7.10 of the Plan, only the Participant need consent to the distribution of an account balance that is immediately distributable. Neither the consent of the Participant nor the Participant's Spouse shall be required to the extent that a distribution is required to satisfy Section 401(a)(9) or Section 415 of the Code. In addition, upon termination of this Plan if the Plan does not offer an annuity option (purchased from a commercial provider), and if the Employer or any entity within the same controlled group as the Employer does not maintain another defined contribution Plan (other than an employee stock ownership Plan as defined in Section 4975(e)(7) of the Code), the Participant's account balance will, without the Participant's consent, be distributed to the Participant. However, if any entity within the same controlled group as the Employer maintains another defined contribution Plan (other than an employee stock ownership Plan as defined in Section 4975(e)(7) of the Code) then the Participant's account balance will be transferred, without the Participant's consent, to the other Plan if the Participant does not consent to an immediate distribution.

          An account balance is immediately distributable if any part of the account balance could be distributed to the Participant (or surviving spouse) before the Participant attains or would have attained if not deceased) the later of the Normal Retirement Date or age 62.

     (B) For purposes of determining the applicability of the foregoing consent requirements to distributions made before the first day of the first Plan Year beginning after December 31, 1988, the Participant's vested account balance shall not include amounts attributable to accumulated deductible employee contributions within the meaning of Section 72(o)(5)(B) of the Code.

7.5 COMMENCEMENT OF BENEFITS. Unless the Participant elects otherwise, payments will be made or commence to a Participant by the Trustee, as directed by the Committee, no later than the sixtieth (60th) day after the latest of the close of the Plan Year in which (1) the Participant attains age sixty-five (65) (or Normal Retirement Date; if earlier); (2) occurs the tenth (10th) anniversary of the year in which the Participant commenced participation in the Plan; or (3) the Participant terminates his or her service with the Employer.

     Notwithstanding the foregoing, the failure of a Participant and Spouse to consent to a distribution while a benefit is immediately distributable, within the meaning of Section 7.4 of the Plan, shall be deemed to be an election to defer commencement of payment of any benefit sufficient to satisfy this section.

7.6  TIMING AND MODES OF DISTRIBUTION.

     (A)  GENERAL RULES.

          (1) Subject to Section 7.10, Joint and Survivor Annuity Requirements, the requirements of this Section 7.6 shall apply to any distribution of a Participant's interest and will take precedence over any inconsistent provisions of this Plan. Unless otherwise specified, the provisions of this Section 7.6 apply to calendar years beginning after December 31, 1984.

          (2) All distributions required under this Section 7.6 shall be determined and made in accordance with the Income Tax Regulations under Section 401(a)(9), including the minimum distribution incidental benefit requirement of Section 1.401(a)(9)-2 of the regulations.

          (3) The normal form of payment for a profit- sharing Plan satisfying the requirements of Section 7.10(F) hereof shall be a single sum with no option for annuity payments; provided, however, that distributions may be made:

               (a) In installment payments, if the Employer has elected installment payments in Item B(10)(a) of the Adoption Agreement;

               (b) Through such other form of benefit as may be identified in Item B(10)(a) of the Adoption Agreement, which shall be available to Participants as an optional form of benefit payment, and shall preclude Employer discretion;

               (c) Through such other form of benefits as may be required to be protected as Section 411(d)(6) protected benefits.

     (B) REQUIRED BEGINNING DATE. The entire interest of a Participant must be distributed or begin to be distributed no later than the Participant's required beginning date.

     (C) LIMITS ON DISTRIBUTION PERIODS. As of the first distribution calendar year, distributions, if not made in a single-sum, may only be made over one of the following periods (or a combination thereof):

          (1)  the life of the Participant,

          (2)  the life of the Participant and a designated Beneficiary,

          (3) a period certain not extending beyond the life expectancy of the Participant, or

          (4) a period certain not extending beyond the joint and last survivor expectancy of the Participant and a designated Beneficiary.

     (D) DETERMINATION OF AMOUNT TO BE DISTRIBUTED EACH YEAR. If the Participant's interest is to be distributed in other than a single sum, the following minimum distribution rules shall apply on or after the required beginning date:

          (1)  INDIVIDUAL ACCOUNT.

              (a)  If a Participant's benefit is to be distributed over:

                    (i) a period not extending beyond the life expectancy of the participant or the joint life and last survivor expectancy of the Participant and the Participant's designated Beneficiary; or

                    (ii) a period not extending beyond the life expectancy of
                         the designated Beneficiary, the amount required to be distributed for each calendar year, beginning with distributions for the first distribution calendar year, must at least equal the quotient obtained by dividing the Participant's benefit by the applicable life expectancy.

              (b) For calendar years beginning before January 1, 1989, if the Participant's Spouse is not the designated beneficiary, the method of distribution selected must assure that at least 50% of the present value of the amount available for distribution is paid within the life expectancy of the Participant.

              (c) For calendar years beginning after December 31, 1988, the amount to be distributed each year, beginning with distributions for the first distribution calendar year shall not be less than the quotient obtained by dividing the Participant's benefit by the lesser of (1) the applicable life expectancy or (2) if the Participant's Spouse is not the designated Beneficiary, the applicable divisor determined from the table set forth in Q&A-4 of
                   Section 1.401(a)(9)-2 of the Income Tax Regulations. Distributions after the death of the Participant shall be distributed using the applicable life expectancy in Section

                   (1)(a) above as the relevant divisor without regard to Regulations Section 1.401(a)(9)-2.

              (d) The minimum distribution required for the Participant's first distribution calendar year must be made on or before the Participant's required beginning date. The minimum distribution for other calendar years, including the minimum distribution for the distribution calendar year in which the Employee's required beginning date occurs, must be made on or before December 31 of that distribution calendar year.

          (2) OTHER FORMS. If the Participant's benefit is distributed in the form of an annuity purchased from an insurance company, distributions thereunder shall be made in accordance with the requirements of Section 401(a)(9) of the Code and the regulations thereunder.

     (E)  DEATH DISTRIBUTION PROVISIONS

          (1) DISTRIBUTION BEGINNING BEFORE DEATH. If the Participant dies after distribution of his or her interest has begun, the remaining portion of such interest will continue to be distributed at least as rapidly as under the method of distribution being used prior to the Participant's death.

          (2) DISTRIBUTION BEGINNING AFTER DEATH. If the Participant dies before distribution of his or her interest begins, distribution of the Participant's entire interest shall be completed by December 31 of the calendar year containing the fifth anniversary of the Participant's death except to the extent that an election is made to receive distributions in accordance with (a) or (b) below:

               (a) if any portion of the Participant's interest is payable to a designated Beneficiary, distributions may be made over the life or over a period certain not greater than the life expectancy of the designated Beneficiary commencing on or before December 31 of the calendar year immediately following the calendar year in which the Participant died;

               (b) if the designated Beneficiary is the Participant's surviving Spouse, the date distributions are required to begin in accordance with (a) above shall not be earlier than the later of (1) December 31 of the calendar year immediately following the calendar year in which the Participant died and (2) December 31 of the calendar year in which the Participant would have attained age 70- 1/2.

                    If the Participant has not made an election pursuant to this Section 7.6(E)(2) by the time of his or her death, the Participant's designated Beneficiary must elect the method of distribution no later than the earlier of (1) December 31 of the calendar year in which distributions would be required to begin under this section, or (2) December 31 of the calendar year in which contains the fifth anniversary of the date of death of the Participant. If the Participant has no designated Beneficiary, or if the designated Beneficiary does not elect a method of distribution, distribution of the Participant's entire interest must be completed by December 31 of the calendar year containing the fifth anniversary of the Participant's death.

          (3) SURVIVING SPOUSE'S DEATH. For purposes of Section (E)(2) above, if the surviving Spouse dies after the Participant, but before payments to such Spouse begin, the provisions of Section
               (E)(2) with the exception of paragraph (b) therein, shall be applied as if the surviving Spouse were the Participant.

          (4) MINOR BENEFICIARY. For purposes of this Section (E), any amount paid to a child of the Participant will be treated as if it had been paid to the surviving Spouse if the amount becomes payable to the surviving Spouse when the child reaches the age of majority.

          (5) DISTRIBUTION CONSIDERED TO BEGIN ON REQUIRED BEGINNING DATE. For the purposes of this Section (E), distribution of a Participant's interest is considered to begin on the Participant's required beginning date (or, if Section (E)(3) above is applicable, the date distribution is required to begin to the surviving Spouse pursuant to Section (E)(2) above). If distribution in the form of an annuity irrevocably commences to the Participant before the required beginning date, the date distribution is considered to begin is the date distribution actually commences.

     (F)  DEFINITIONS.
          (1) APPLICABLE LIFE EXPECTANCY: The life expectancy (or joint and last survivor expectancy) calculated using the attained age of the Participant (or designated Beneficiary) as of the Participant's (or designated Beneficiary's) birthday in the applicable calendar year reduced by one for each calendar year which has elapsed since the date life expectancy was first calculated. If life expectancy is being recalculated, the applicable life expectancy shall be the life expectancy as so recalculated. The applicable calendar year shall be the first distribution calendar year, and if life expectancy is being recalculated such succeeding calendar year.

          (2) DESIGNATED BENEFICIARY: The individual who is designated as the Beneficiary under the Plan in accordance with Section 401(a)(9) and the proposed regulations thereunder.

          (3) DISTRIBUTION CALENDAR YEAR: A calendar year for which a minimum distribution is required. For distributions beginning before the Participant's death, the first distribution calendar year is the calendar year immediately preceding the calendar year which contains the Participant's required beginning date. For distributions beginning after the Participant's death, the first distribution calendar year is the calendar year in which distributions are required to begin pursuant to Section (E) above.

          (4) LIFE EXPECTANCY: Life expectancy and joint and last survivor expectancy are computed by use of the expected return multiples in Tables V and VI of Section 1.72-9 of the Income Tax Regulations.

               Unless otherwise elected by the Participant (or Spouse, in the case of distributions described in Section (E)(2)(b) above) by the time distributions are required to begin, life expectancies shall be recalculated annually. Such election shall be irrevocable as to the Participant (or Spouse) and shall apply to all subsequent years. The life expectancy of a non-spouse Beneficiary may not be recalculated.

          (5)  PARTICIPANT'S BENEFIT:

               (a) The account balance as of the last valuation date in the calendar year immediately preceding the distribution calendar year (valuation calendar year) increased by the amount of any contributions or forfeitures allocated to the account balance as of dates in the valuation calendar year after the valuation date and decreased by distributions made in the valuation calendar year after the valuation date.

               (b) Exception for second distribution calendar year. For purposes of paragraph (a) above, if any portion of the minimum distribution for the first distribution calendar year is made in the second distribution calendar year on or before the required beginning date, the amount of the minimum distribution made in the second distribution calendar year shall be treated as if it had been made in the immediately preceding distribution calendar year.

          (6)  REQUIRED BEGINNING DATE:

               (A) GENERAL RULE. The required beginning date of a Participant is the first day of April of the calendar year following the calendar year in which the Participant attains age 70-1/2.

               (B) TRANSITIONAL RULES. The required beginning date of a Participant who attains age 70-1/2 before January 1, 1988, shall be determined in accordance with (1) or (2) below:

                    (i) Non-5-percent owners. The required beginning date of a Participant who is not a 5-percent owner is the first day of April of the calendar year following the calendar year in which the later of retirement or attainment of age 70-1/2 occurs.

                    (ii) 5-percent owners.  The required beginning date of a
                         Participant who is a 5-percent owner during any year beginning after December 31, 1979, is the first day of April following the later of:

                         (a) the calendar year in which the participant attains age 70- 1/2, or

                         (b) the earlier of the calendar year with or within which ends the Plan Year in which the Participant becomes a 5- percent owner, or the calendar year in which the Participant retires.

                    The required beginning date of a Participant who is not a 5-percent owner who attains age 70-1/2 during 1988 and who has not retired as of January 1, 1989, is April 1, 1990.

               (C) 5-PERCENT OWNER. A Participant is treated as a 5-percent owner for purposes of this Section if such Participant is a 5-percent owner as defined in Section 416(i) of the Code (determined in accordance with Section 416 but without regard to whether the Plan is top-heavy) at any time during the Plan Year ending with or within the calendar year in which such owner attains age 66-1/2 or any subsequent Plan Year.

               (d) Once distributions have begun to a 5- percent owner under this Section, they must continue to be distributed, even if the Participant ceases to be a 5-percent owner in a subsequent year.

     (G)  TRANSITIONAL RULE.

          (1) DISTRIBUTIONS TO 5-PERCENT OWNERS. Notwithstanding the other requirements of this Section 7.6 and subject to the requirements of Section 7.10, Joint and Survivor Annuity Requirements, distributions on behalf of any Employee, including a 5- percent owner, may be made in accordance with all of the following requirements (regardless of when such distribution commences):

               (a) The distribution by the plan is one which would not have disqualified such plan under Section 401(a)(9) of the Internal Revenue Code as in effect prior to amendment by the Deficit Reduction Act of 1984.

               (b) The distribution is in accordance with a method of distribution designated by the Employee whose interest in the plan is being distributed or, if the Employee is deceased, by a Beneficiary of such Employee.

               (c) Such designation was in writing, was signed by the Employee or the Beneficiary, and was made before January 1, 1984.

               (d) The Employee had accrued a benefit under the Plan as of December 31, 1983.

               (e) The method of distribution designated by the Employee or the Beneficiary specifies the time at which distribution will commence, the period over which distributions will be made, and in the case of any distribution upon the Employee's death, the Beneficiaries of the Employee listed in order of priority.

          (2) DISTRIBUTION ON DEATH. A distribution upon death will not be covered by this transitional rule unless the information in the designation contains the required information described above with respect to the distributions to be made upon the death of the Employee.

          (3) DESIGNATION OF DISTRIBUTION METHOD. For any distribution which commences before January 1, 1984, but continues after December 31, 1983, the Employee, or the Beneficiary, to whom such distribution is being made, will be presumed to have designated the method of distribution under which the distribution is being made if the method of distribution was specified in writing and the distribution satisfies the requirements in subsections (G)(1)(a) and (e).

          (4) REVOCATION OF DESIGNATIONS. If a designation is revoked any subsequent distribution must satisfy the requirements of
               Section 401(a)(9) of the Code and the regulations thereunder. If a designation is revoked subsequent to the date distributions are required to begin, the plan must distribute by the end of the calendar year following the calendar year in which the revocation occurs the total amount not yet distributed which would have been required to have been distributed to satisfy Section 401(a)(9) of the Code and the regulations thereunder, but for the Section 242(b)(2) election. For calendar years beginning after December 31, 1988, such distributions must meet the minimum distribution incidental benefit requirements in Section 1.401(a)(9)-2 of the Income Tax Regulations. Any changes in the designation will be considered to be a revocation of the designation. However, the mere substitution or addition of another Beneficiary (one not named in the designation) under the designation will not be considered to be a revocation of the designation, so long as such substitution or addition does not alter the period over which distributions are to be made under the designation, directly or indirectly (for example, by altering the relevant measuring life). In the case in which an amount is transferred or rolled over from one Plan to another Plan, the rules in Q&A J-2 and Q&A J-3 shall apply.

7.7  DESIGNATION OF BENEFICIARY.

     (A) DEFAULT BENEFICIARY. In the case of a Participant who is married, the Participant's Beneficiary shall be the Participant's Spouse, but if the Participant's Spouse consents as provided in this Section 7.7, or if the Participant is not married, then the Participant shall have the right to designate that after such Participant's death such Participant's accounts shall be distributed to a designated Beneficiary or Beneficiaries.

     (B) SPOUSAL CONSENT. Any consent of a spouse given pursuant to this Section must be in writing and given prior to the death of the Participant. Such consent must acknowledge the effect of the Participant's Beneficiary designation, the identity of any non-Spouse Beneficiary, including any class of Beneficiaries and contingent Beneficiaries, and the consent must be witnessed by a Plan representative or a Notary Public. The Participant may not subsequently change the designation of his or her Beneficiary unless his Spouse consents to the new designation in accordance with the requirements set forth in the preceding sentence. The consent of a Participant's Spouse shall not be required if the Participant establishes to the satisfaction of the Committee that consent may not be obtained because there is no Spouse, the Spouse cannot be located or because of such other circumstances as the Secretary of the Treasury may prescribe by regulations. A Spouse's consent shall be irrevocable. Any consent by a Spouse, or establishment that the consent of the Spouse may not be obtained, shall be effective only with respect to that Spouse.

     (C) CHANGING BENEFICIARIES. Subject to Subparagraphs (A) and (B) above, the Participant's designation of Beneficiary may be made, changed or revoked by the Participant at any time by a written instrument, in form satisfactory to the Committee, and shall become effective only when executed by such Participant (and, if applicable, consented to by the Participant's Spouse as set forth in Section 7.7(B)) and filed with the Committee prior to such Participant's death. If all of the Beneficiaries named in such designation shall have predeceased such Participant, or die prior to complete distribution of the Participant's accounts, or if such Participant fails to execute and file a designation and is not survived by a Spouse the payment of such Participant's accounts shall be made pursuant to the Plan and to such Beneficiaries as required by state law. Neither the Employer, the Committee, nor the Trustee, shall have any duty to see that such Participant, any Spouse or any Beneficiary executes and files any such designation with the Committee.

7.8 OPTIONAL FORMS OF BENEFIT. The optional forms of benefit provided by this Plan are not subject to Employer discretion and are made available to all Participants on a nondiscriminatory basis. The optional forms of benefit are described in Articles III and VII, as may be selected in the Adoption Agreement. If selected in Item B(13) of the Adoption Agreement, the Employer may attach to the Plan a list of the Section "411(d)(6) protected benefits" that must be preserved from a individually designed Plan or other prototype Plan which this Plan amends.

7.9 DISTRIBUTION UPON DISABILITY. In the event of the Disability of the Participant, the Trustee, following receipt of notification of such Disability from the Committee, shall make distributions from the Account.

7.10 JOINT AND SURVIVOR ANNUITY REQUIREMENTS.
     (A) APPLICATION. The provisions of this Section 7.10 shall apply to any Participant who is credited with at least one Hour of Service with the Employer on or after August 23, 1984, and such other Participants as provided in Section 7.10(G).

     (B) QUALIFIED JOINT AND SURVIVOR ANNUITY. Unless an optional form of benefit is selected pursuant to a Qualified Election within the ninety-day period ending on the Annuity Starting Date, a married Participant's Vested Account Balance will be paid in the form of a Qualified Joint and Survivor Annuity and an unmarried Participant's Vested Account Balance will be paid in the form of a life annuity. The Participant may elect to have such annuity distributed upon attainment of the Earliest Retirement Age under the Plan.

     (C) QUALIFIED PRE-RETIREMENT SURVIVOR ANNUITY. Unless an optional form of benefit has been selected within the election period pursuant to a Qualified Election, if a Participant dies before the Annuity Starting Date then the Participant's Vested Account Balance shall be applied toward the purchase of an annuity for the life of the surviving Spouse. The surviving Spouse may elect to have such annuity distributed within a reasonable period after the Participant's death.

     (D)  DEFINITIONS.

          (1) ELECTION PERIOD: The period which begins on the first day of the Plan Year in which the Participant attains age 35 and ends on the date of the Participant's death. If a Participant separates from service prior to the first day of the Plan Year in which age 35 is attained, with respect to the account balance as of the date of separation, the election period shall begin on the date of separation.

               Pre-age 35 waiver: A Participant who will not yet attain age 35 as of the end of any current Plan Year may make a special Qualified Election to waive the Qualified Preretirement Survivor Annuity for the period beginning on the date of such election and ending on the first day of the Plan Year in which the Participant will attain age 35. Such election shall not be valid unless the Participant receives a written explanation of the Qualified Preretirement Survivor Annuity in such terms as are comparable to the explanation required under Section 7.10(E). Qualified Preretirement Survivor Annuity coverage will be automatically reinstated as of the first day of the Plan Year in which the Participant attains age 35. Any new waiver on or after such date shall be subject to the full requirements of this Section 7.10.

          (2) EARLIEST RETIREMENT AGE: The earliest date on which, under the Plan, the Participant could elect to receive retirement benefits.

          (3) QUALIFIED ELECTION: A waiver of a Qualified Joint and Survivor Annuity or a Qualified Preretirement Survivor Annuity. Any waiver of a Qualified Joint and Survivor Annuity or a Qualified Preretirement Survivor Annuity shall not be effective unless:
               (a) the Participant's Spouse consents in writing to the election; (b) the election designates a specific Beneficiary including any class of Beneficiaries or any contingent Beneficiaries, which may not be changed without spousal consent (or the Spouse expressly permits designations by the Participant without any further spousal consent); (c) the Spouse's consent acknowledges the effect of the election; and (d) the Spouse's consent is witnessed by a Plan representative or Notary Public. Additionally, a Participant's waiver of the Qualified Joint and Survivor Annuity shall not be effective unless the election designates a form of benefit payment which may not be changed without spousal consent (or the spouse expressly permits designations by the Participant without any further spousal consent). If it is established to the satisfaction of a Plan representative that there is no Spouse or that the Spouse cannot be located, a waiver will be deemed a Qualified Election.

               Any consent by a Spouse obtained under this provision (or establishment that the consent of a Spouse may not be obtained) shall be effective only with respect to such Spouse. A consent that permits designations by the Participant without any requirement of further consent by such Spouse must acknowledge that the Spouse has the right to limit consent to a specific Beneficiary, and a specific form of benefit where applicable, and that the Spouse voluntarily elects to relinquish either or both of such rights. A revocation of a prior waiver may be made by a Participant without the consent of the Spouse at any time before the commencement of benefits. The number of revocations shall not be limited. No consent obtained under this provision shall be valid unless the Participant has received notice as provided in Paragraph (E) below.

          (4) QUALIFIED JOINT AND SURVIVOR ANNUITY: An immediate annuity for the life of the Participant with a survivor annuity for the life of the Spouse which is not less than 50 percent and not more than 100 percent of the amount of the annuity which is payable during the joint lives of the Participant and the Spouse and which is the amount of benefit which can be purchased with the Participant's vested account balance. The percentage of the survivor annuity under the Plan shall be 50%.

          (5) SPOUSE (SURVIVING SPOUSE): the Spouse or surviving Spouse of the Participant, provided that a former Spouse will be treated as the Spouse or surviving Spouse and the current Spouse will not be treated as the Spouse or surviving Spouse to the extent provided under a qualified domestic relations order as described in Section 414(p) of the Code.

          (6) ANNUITY STARTING DATE: The first day of the first period for which an amount is payable as an annuity or any other form.

          (7) VESTED ACCOUNT BALANCE: The aggregate value of the Participant's vested account balances derived from Employer and Employee contributions (including rollovers), whether vested before or upon death. The provisions of this Section 7.10 shall apply to a Participant who is vested in amounts attributable to Employer contributions, Employee contributions (or both) at the time of death or distribution.

(E)  NOTICE REQUIREMENTS.
          (1) QUALIFIED JOINT AND SURVIVOR ANNUITY. In the case of a Qualified Joint and Survivor Annuity as described in Section 7.10(B), the Committee shall no less than 30 days and no more than 90 days prior to the Annuity Starting Date provide each Participant a written explanation of: (i) the terms and conditions of a Qualified Joint and Survivor Annuity; (ii) the Participant's right to make and the effect of an election to waive the Qualified Joint and Survivor Annuity form of benefit;
               (iii) the rights of a Participant's Spouse; and (iv) the right to make, and the effect of, a revocation of a previous election to waive the Qualified Joint and Survivor Annuity.

          (2) QUALIFIED PRE-RETIREMENT SURVIVOR ANNUITY. In the case of a Qualified Pre-Retirement Survivor Annuity as described in
               Section 7.10(C), the Committee shall provide each Participant within the applicable period for such Participant a written explanation of the Qualified Pre-Retirement Survivor Annuity in such terms and in such manner as would be comparable to the explanation provided for meeting the requirements of Section 7.10(E) applicable to a Qualified Joint and Survivor Annuity.

               The applicable period for a Participant is whichever of the following periods ends last: (i) the period beginning with the first day of the Plan Year preceding the Plan Year in which the Participant attains age thirty-two (32) and ending with the close of the Plan Year in which the Participant attains age thirty-five (35); (ii) a reasonable period ending after the individual becomes a Participant; (iii) a reasonable period ending after Section 7.10(E)(3) ceases to apply to the Participant; and (iv) a reasonable period ending after Section
               7.10 first applies to the Participant. Notwithstanding the foregoing, notice must be provided within a reasonable period ending after separation from service in the case of a Participant who separates from service before attaining age thirty-five (35).

               For purposes of applying the preceding paragraph, a reasonable period ending after the enumerated events described in (ii),
               (iii) and (iv) is the end of the two-year period beginning one year prior to the date the applicable event occurs, and ending one year after that date. In the case of a Participant who separates from service before the Plan Year in which age 35 is attained, notice shall be provided within the two-year period beginning one-year prior to separation and ending one year after separation. If such a Participant thereafter returns to employment with the Employer, the applicable period for such participant shall be redetermined.

          (3) SUBSIDIZED ANNUITY DISTRIBUTIONS. Notwithstanding the other requirements of this Section 7.10(E), the respective notices prescribed by this Section 7.10(E) need not be given to a Participant if (1) the Plan "fully subsidizes" the cost of a Qualified Joint and Survivor Annuity or Qualified Pre-Retirement Survivor Annuity, and (2) the Plan does not allow the Participant to waive the Qualified Joint and Survivor Annuity or Qualified Preretirement Survivor Annuity and does not allow a married Participant to designate a non-Spouse Beneficiary. For purposes of this Section 7.10(E), a Plan fully subsidizes the cost of a benefit if no increase in cost, or decrease in benefits to the Participant may result from the Participant's failure to elect another benefit.

     (F)  SAFE HARBOR RULES.
          (1) APPLICATION. This Section shall apply to a Participant in a profit-sharing Plan, and to any distribution, made on or after the first day of the first Plan Year beginning after December 31, 1988, from or under a separate account attributable solely to accumulated deductible employee contributions, as defined in
               Section 72(o)(5)(B) of the Code, and maintained on behalf of a Participant in a money purchase pension Plan, (including a target benefit Plan) if the following conditions are satisfied:
               (1) the Participant does not or cannot elect payments in the form of a life annuity, and (2) on the death of the Participant, the Participant's vested account balance will be paid to the Participant's surviving Spouse, but if there is no surviving Spouse or, if the surviving Spouse has already consented in a manner conforming to a Qualified Election, then to the Participant's designated Beneficiary. The surviving Spouse may elect to have distribution of the vested account balance commence within the 90-day period following the date of the Participant's death. The account balance shall be adjusted for gains or losses occurring after the Participant's death in accordance with the provisions of the Plan governing the adjustment of account balances for other types of distributions. This Section 7.10(F) shall not be operative with respect to a Participant in a profit- sharing Plan if the Plan is a direct or indirect transferee of a defined benefit Plan, money purchase Plan, a target benefit Plan, stock bonus, or profit-sharing Plan which is subject to the survivor annuity requirements of Section 401(a)(11) and Section 417 of the Code. If this Section 7.10(F) is operative, then the provisions of this Section 7.10, other than in Section 7.10(G), shall be inoperative.

          (2) WAIVER. The Participant may waive the spousal death benefit described in this section at any time provided that no such waiver shall be effective unless it satisfies the conditions of
               Section 7.10(D)(3) (other than the notification requirement referred to therein) that would apply to the Participant's waiver of the Qualified Preretirement Survivor Annuity.

          (3) VESTED ACCOUNT BALANCE. For purposes of this Section 7.10(F), vested account balance shall mean, in the case of a money purchase pension Plan or a target benefit Plan, the Participant's separate account balance attributable solely to accumulated deductible employee contributions within the meaning of Section 72(o)(5) (B) of the Code. In the case of a profit-sharing Plan, vested account balance shall have the same meaning as provided in Section 7.10(D)(7).

     (G)  TRANSITIONAL RULES.
          (1) Any living Participant not receiving benefits on August 23, 1984, who would otherwise not receive the benefits prescribed by the previous sections of this Section 7.10 must be given the opportunity to elect to have the prior sections of this Section
               7.10 apply if such Participant is credited with at least one Hour of Service under this Plan or a predecessor Plan in a Plan Year beginning on or after January 1, 1976, and such Participant had at least ten (10) years of vesting service when he or she separated from service.

          (2) Any living Participant not receiving benefits on August 23, 1984 who was credited with at least one Hour of Service under this Plan or predecessor Plan on or after September 2, 1974, and who is not otherwise credited with any service in a Plan Year beginning on or after January 1, 1976 must be given the opportunity to have his or her benefits paid in accordance with
               Section 7.10(G)(4).

          (3) The respective opportunities to elect (as described in Section 7.10(G)(1) and (2) above) must be afforded to the appropriate Participants during the period commencing on August 23, 1984 and ending on the date benefits would otherwise commence to these Participants.

          (4) Any Participant who has elected pursuant to Section 7.10(G)(2) and any Participant who does not elect under Section 7.10(G)(1) or who meets the requirements of Section 7.10(G)(1) except that such Participant does not have at least ten (10) years of vesting service when he or she separates from service, shall have his or her benefits distributed in accordance with all of the following requirements of benefits would have been payable in the form of a life annuity:
               a) Automatic joint and survivor annuity. If benefits in the form of a life annuity become payable to a married participant who:

                    (i) begins to receive payments under the Plan on or after Normal Retirement Date; or

                    (ii) dies on or after Normal Retirement Date while still
                         working for the Employer; or

                    (iii) begins to receive payments on or after the
                         Qualified Early Retirement Age; or

                    (iv) separates from service on or after attaining Normal
                         Retirement Date (or the Qualified Early Retirement
                         Age) and after satisfying the eligibility requirements for the payment of benefits under the Plan and thereafter dies before beginning to receive such benefits;

                    then such benefits will be received under this Plan in the form of a Qualified Joint and Survivor Annuity, unless the Participant has elected otherwise during the election period. The election period must begin at least 6 months before the Participant attains Qualified Early Retirement Age and end not more than 90 days before the commencement of benefits. Any election hereunder will be in writing and may be changed by the Participant at any time.

               b) Election of early survivor annuity. A Participant who is employed after attaining the Qualified Early Retirement Age will be given the opportunity to elect, during the election period, to have a survivor annuity payable on death. If the Participant elects the survivor annuity, payments under such annuity must not be less than the payments which would have been made to the Spouse under the Qualified Joint and Survivor Annuity if the Participant had retired on the day before his or her death. Any election under this provision will be in writing and may be changed by the Participant at any time. The election period begins on the later of (1) the 90th day before the Participant attains the Qualified Early Retirement Age, or (2) the date on which participation begins, and ends on the date the Participant terminates employment.

               c)   For purposes of this Section 7.10(G)(4):
                    (i) Qualified Early Retirement Age is the latest of: (i) the earliest date, under the Plan, on which the Participant may elect to receive retirement benefits,
                         (ii) the first day of the 120th month beginning before the Participant reaches Normal Retirement Date, or (iii) the date the Participant begins participation.

                    (ii) Qualified Joint and Survivor Annuity is an annuity
                         for the life of the participant with a survivor annuity for the life of the Spouse as described in
                         Section 7.10(D)(4).

     (H) NONTRANSFERABILITY. Any annuity distributed from the Plan must be nontransferable.

     (I) INCORPORATION OF TERMS. The terms of any annuity contract purchased and distributed by the Plan to a Participant or Spouse shall comply with the requirements of this Plan.

7.11 DISTRIBUTIONS TO QUALIFIED PLANS. In the event a former Employee whose accounts have not been fully distributed becomes an active participant in a Plan qualified under Section 401(a) of the Code, the Committee may direct the Trustee to transfer the amount in such Participant's account(s) to any such Plan provided the Plan to receive such transfers authorizes accepting the transfer, provides that assets transferred shall be held in a separate account and requires that the assets transferred shall not be subject to any forfeiture provisions.

7.12 PROFIT SHARING PLANS AND 401(K) PROFIT SHARING PLANS ONLY - WITHDRAWAL OF EMPLOYER CONTRIBUTIONS. Subject to the provisions of the Plan, in accordance with rules for giving notice as determined by the Committee, and as elected in the Adoption Agreement, a Participant may withdraw as of the first Accounting Date subsequent to receipt by the Committee of such notice:

     (A) An amount equal to not more than 100% of the Participant's Employer Contribution Account determined as of such Accounting Date. No Participant who has made any withdrawal of Employer Contributions in the twelve (12) months preceding the giving of such notice may make a withdrawal under this Section.

     (B) Notwithstanding anything to the contrary in this Section 7.12, any withdrawal made pursuant to Section 7.12(A) shall be for a minimum whole dollar amount not less than Five Hundred Dollars ($500.00); except that if the amount available for withdrawal is less than Five Hundred Dollars ($500.00) then the minimum amount of the withdrawal shall be the amount available.

     (C) No forfeitures will occur solely as a result of an Employee's withdrawal of Employer Contributions.

     (D) Notwithstanding anything to the contrary in this Section 7.12, a Participant may not make a withdrawal, pursuant to this Section of any portion of the Participant's vested interest which has been assigned to secure repayment of a loan in accordance with Section 10.10, below, until such time as the Committee shall have released said portion so assigned.

7.13.  PROHIBITION AGAINST ALIENATION.
     (A) Except as provided in Sections 401(a)(13) and 414(p) of the Code, no benefit or interest available under this Plan will be subject to assignment or alienation, either voluntarily or involuntarily.

     (B) The preceding sentence shall also apply to the creation, assignment, or recognition of a right to any benefit payable with respect to a Participant pursuant to a domestic relations order, unless the Committee determines that such order is a qualified domestic relations order, as defined in Section 414(p) of the Code, or any domestic relations order entered before January 1, 1985.

     (C) All rights and benefits, including elections, provided to a Participant in this Plan shall be subject to the rights afforded to any "alternate payee" under a "qualified domestic relations order." Furthermore, an immediate distribution to an "alternate payee" shall be permitted if such distribution is authorized by a "qualified domestic relations order," even if the affected Participant has not reached the "earliest retirement age" under the Plan, provided that in no event will any such distribution accelerate the repayment of any loan made to the affected Participant under the Plan, unless such Participant consents thereto in writing. For purposes of this
          Section 7.13, "alternate payee," "qualified domestic relations order" and "earliest retirement age" shall have the meaning set forth under Code Section 414(p), unless a Qualified Distribution Date has been selected in the Adoption Agreement, in which case the earliest retirement age shall be the date on which the domestic relations order is determined to be qualified.

7.14 MISSING PARTICIPANT OR BENEFICIARY. Each Participant and/or each Beneficiary must file with the Committee from time to time in writing his or her post office address and each change of post office address. Any communication, statement or notice addressed to a Participant and/or Beneficiary at such last post office address filed with the Committee or if no address is filed with the Committee then at the last post office address as shown on the Employer's records, will be binding on the Participant and/or Beneficiary for all purposes of the Plan. Neither the Committee nor the Trustee shall be required to search for or locate a Participant or Beneficiary.

     Any other provision of the Plan to the contrary notwithstanding, if any application for a benefit has not been filed by a Participant otherwise eligible therefor within ninety (90) days after the Plan Year in which occurred his or her termination date, the Committee shall mail to such Participant and/or Beneficiary at his or her last known address an application for benefit and a reminder that he or she is eligible for such benefit. If such application is not filed with the Committee in accordance with the provisions of the Plan within ninety (90) days after it is so mailed to such Participant or his or her termination date, whichever is later, the benefit shall be forfeited and shall be used to reduce future Employer Contributions as though the Participant were not vested in his or her accounts as of the end of said ninety (90) day period. Upon the subsequent filing of an application therefor by the Participant and/or his Beneficiary, such accounts shall be immediately reinstated pursuant to this provision as though the Participant were 100% vested in his or her accounts in an amount equal to the cash value of the accounts on the date forfeited. To the extent forfeited amounts are not available, the Employer shall contribute the amount required to reinstate the Participant's account balance.

7.15 LIMITATION ON CERTAIN DISTRIBUTIONS. Notwithstanding anything contained herein to the contrary, the Trustee may, in its discretion, delay satisfying requests for distributions for up to one year where distributions require amounts to be withdrawn from the Guaranteed Investment Contract Fund; provided, however, that in no event shall the Trustee delay distributions to a Participant beyond the legally required time for distribution as set forth in Section 7.5.

7.16 FORM OF DISTRIBUTIONS AND WITHDRAWALS. The Trustee shall make all distributions and withdrawals under the Plan, including Hardship withdrawals, other withdrawals while the Participant is still employed, and distributions upon retirement, disability, death and separation from service, pro rata, from all accounts and Investment Funds, as follows:
     (A) In a Plan with no Employer Stock Fund, all withdrawals and distributions under the Plan shall be made in cash.

     (B)  In a Plan with an Employer Stock Fund:
          (1) Withdrawals and distributions under the Plan from the other Investment Fund(s) shall be made in cash.

          (2) Withdrawals and distributions under the Plan from the Employer Stock Fund may be made in cash or in full shares of Employer Stock, with any fractional share paid in cash, as elected by the Participant. For the cash portion of any distribution or withdrawal, the Participant will receive the cash proceeds from the sale of shares of Employer Stock as of the sale date.

                                ARTICLE VIII
                              DIRECT ROLLOVERS
8.1 GENERAL. This Article applies to distributions made on or after January 1, 1993. Notwithstanding any provision of the Plan to the contrary that would otherwise limit a distributee's election under this Article, a distributee may elect, at the time and in the manner prescribed by the Plan administrator, to have any portion of an eligible rollover distribution paid directly to an eligible retirement Plan specified by the distributee in a direct rollover.

8.2  DEFINITIONS.
     (A) ELIGIBLE ROLLOVER DISTRIBUTION: An eligible rollover distribution is any distribution of all or any portion of the balance to the credit of the distributee, except that an eligible rollover distribution does not include: any distribution that is one of a series of substantially equal periodic payments (not less frequently than annually ) made for the life (or life expectancy) of the distributee or the joint lives (or joint life expectancies) of the distributee and the distributee's designated Beneficiary, or for a specified period of ten years or more; any distribution to the extent such distribution is required under section 401(a)(9) of the Code; and the portion of any distribution that is not includible in gross income (determined without regard to the exclusion for net unrealized appreciation with respect to employer securities).

     (B) ELIGIBLE RETIREMENT PLAN: An eligible retirement Plan is an individual retirement account described in section 408(a) of the Code, an individual retirement annuity described in section 408(b) of the Code, an annuity Plan described in section 403(a) of the Code, or a qualified trust described in section 401(a) of the Code, that accepts the distributee's eligible rollover distribution. However, in the case of an eligible rollover distribution to the surviving spouse, an eligible retirement Plan is an individual retirement account or individual retirement annuity.

     (C) DISTRIBUTEE: A distributee includes an Employee or former Employee. In addition, the Employee's or former Employee's surviving Spouse and the Employee's or former Employee's Spouse or former Spouse who is the alternate payee under a qualified domestic relations order, as defined in section 414(p) of the Code, are distributees with regard to the interest of the Spouse or former Spouse.

     (D) DIRECT ROLLOVER: A direct rollover is a payment by the Plan to the eligible retirement Plan specified by the distributee.

     (E) WAIVER OF NOTICE. If a distribution is one to which Sections 401(a)(11) and 417 of the Internal Revenue Code do not apply, such distribution may commence less than 30 days after the notice required under Section 1.411(a)-(11)(c) of the Income Tax Regulations is given, provided that: (1) the plan administrator clearly informs the Participant that the Participant has a right to a period of at least 30 days after receiving the notice to consider the decision of whether or not to elect a distribution (and, if applicable, a particular distribution option), and (2) the Participant, after receiving the notice, affirmatively elects a distribution.

                                 ARTICLE IX
                            TOP-HEAVY PROVISIONS
9.1 USE OF TOP-HEAVY PROVISIONS. If the Plan becomes a Top- Heavy Plan in any Plan Year after December 31, 1983, the provisions of this Article IX will supersede any conflicting provision in the Plan or the Adoption Agreement. The Committee has sole responsibility to make the determination as to the top-heavy status of the Plan.

9.2  TOP-HEAVY DEFINITIONS.
     (A) KEY EMPLOYEE: Any Employee or former Employee (and the Beneficiaries of such Employee) who at any time during the determination period was an officer of the Employer if such individual's annual Compensation exceeds 50% of the dollar limitation under Section 415(b)(1)(A) of the Code, an owner (or considered an owner under Section 318 of the Code) of one of the ten largest interests in the Employer if such individual's Compensation exceeds 100% of the dollar limitation under Section 415(c)(1)(A) of the Code, a 5 per cent owner of the Employer, or a 1 per cent owner of the Employer who has an annual Compensation of more than $150,000. Annual compensation means compensation as defined in Item B(4)(a) of the Adoption Agreement, but including amounts contributed by the Employer pursuant to a salary reduction agreement which are excludable from the Employee's gross income under Section 125,
          Section 402(e)(3), Section 402(h)(1)(B) or Section 403(b) of the Code. The determination period is the Plan Year containing the Determination Date and the 4 preceding Plan Years.

          The determination of who is Key Employee will made by the Committee in accordance with Section 416(i)(1) of the Code and the regulations thereunder.

     (B) TOP-HEAVY PLAN: This Plan, for any Plan Year beginning after December 31, 1983, if any of the following conditions exists:
          (1) If the Top-Heavy Ratio for this Plan exceeds 60 percent and this Plan is not part of any Required Aggregation Group or Permissive Aggregation Group of plans.

          (2) If this Plan is a part of a Required Aggregation Group of plans but not part of a Permissive Aggregation Group and the Top-Heavy Ratio for the group of plans exceeds 60 percent.

          (3) If this Plan is a part of a Required Aggregation Group and part of a Permissive Aggregation Group of plans and the Top-Heavy Ratio for the Permissive Aggregation Group exceeds 60 percent.

     (C) TOP-HEAVY RATIO: For purposes of determining if the Plan is a Top-Heavy Plan:
          (1) If the Employer maintains one or more defined contribution plans (including any Simplified employee pension Plan) and the Employer has not maintained any defined benefit Plan which during the 5-year period ending on the Determination Date(s) has or has had accrued benefits, the Top-Heavy Ratio for this Plan alone or for the Required or Permissive Aggregation Group as appropriate is a fraction, the numerator of which is the sum of the account balances of all Key Employees as of the Determination Date(s) (including any part of any account balance distributed in the 5-year period ending on the Determination Date(s)), and the denominator of which is the sum of all account balances (including any part of any account balance distributed in the 5-year period ending on the Determination Date(s), both computed in accordance with Section 416 of the Code and the regulations thereunder. Both the numerator and denominator of the Top-Heavy Ratio are increased to reflect any contribution not actually made as of the Determination Date, but which is required to be taken into account on that date under Section 416 of the Code and the regulations thereunder.

          (2) If the Employer maintains one or more defined contribution plans (including any Simplified Employee Pension Plan) and the Employer maintains or has maintained one or more defined benefit plans which during the 5-year period ending on the Determination Date(s) has or has had any accrued benefits, the Top- Heavy Ratio for any Required or Permissive Aggregation Group as appropriate is a fraction, the numerator of which is the sum of account balances under the aggregated defined contribution plan or plans for all Key Employees determined in accordance with (1) above, and the Present Value of accrued benefits under the aggregated defined benefit plan or plans for all Key Employees as of the Determination Date(s), and the denominator of which is the sum of the account balances under the aggregated defined contribution plan or plans for all Participants, determined in accordance with (1) above, and the Present Value of accrued benefits under the defined benefit plan or plans for all Participants as of the Determination Date(s), all determined in accordance with Section 416 of the Code and regulations thereunder. The accrued benefits under a defined benefit plan in both the numerator and denominator of the Top-Heavy Ratio are increased for any distribution of an accrued benefit made in the five-year period ending on the Determination Date.

          (3) For purposes of (1) and (2) above, the value of account balances and the Present Value of accrued benefits will be determined as of the most recent Valuation Date that falls within or ends with the 12-month period ending on the

               Determination Date, except as provided in Section 416 of the Code and the regulations thereunder for the first and second Plan years of a defined benefit Plan. The account balances and accrued benefits of a Participant (a) who is not a Key Employee but who was a Key Employee in a prior year, or (b) who has not been credited with at least one Hour of Service with any Employer maintaining the Plan at any time during the five-year period ending on the Determination Date will be disregarded. The calculation of the Top-Heavy Ratio, and the extent to which distributions, rollovers, and transfers are taken into account will be made in accordance with Section 416 of the Code and the regulations thereunder. Voluntary deductible employee contributions will not be taken into account for purposes of computing the Top- Heavy Ratio. When aggregating plans the value of account balances and accrued benefits will be calculated with reference to the Determination Dates that fall within the same calendar year.

               The accrued benefit of a Participant other than a Key Employee shall be determined under (a) the method, if any, that uniformly applies for accrual purposes under all defined benefit plans maintained by the Employer, or (b) if there is no such method, as if such benefit accrued not more rapidly than the slowest accrual rate permitted under the fractional rule of Section 411(b)(1)(C) of the Code.

     (D) PERMISSIVE AGGREGATION GROUP: The Required Aggregation Group of plans plus any other Plan or plans of the Employer which, when considered as a group with the Required Aggregation Group, would continue to satisfy the requirements of Section 401(a)(4) and
          Section 410 of the Code.

     (E) REQUIRED AGGREGATION GROUP: (1) Each qualified Plan of the Employer in which at least one Key Employee participates or participated at any time during the determination period (regardless of whether the Plan has terminated), and (2) any other qualified Plan of Employer which enables a Plan described in (1) to meet the requirements of
          Section 401(a)(4) or Section 410 of the Code.

     (F) DETERMINATION DATE: For purposes of determining if there is a Key Employee and for calculating the Top-Heavy Ratio: 1) for any Plan Year subsequent to the first Plan Year, the last day of the preceding Plan Year, and 2) for the first Plan Year of the Plan, the last day of that year.

     (G) VALUATION DATE: The date specified in Item B(14)(c) of the Adoption Agreement as of which account balances or accrued benefits are valued for purposes of calculating the Top-Heavy Ratio.

     (H) PRESENT VALUE: Present Value shall be based only on the interest and mortality rates specified in the Adoption Agreement.

9.3  MINIMUM ALLOCATION.
     (A) Except as otherwise provided in Section 9.3(C) and (D) below, the Employer Contributions and forfeitures allocated on behalf of any Participant who is not a Key Employee shall not be less than the lesser of three per cent (3%) of such Participant's Compensation or in the case where the Employer has no defined benefit Plan which designates this Plan to satisfy Section 401 of the Code, the largest percentage of Employer contributions and forfeitures, as a percentage of the Key Employee's Compensation, as limited by Section 401(a)(17) of the Code, allocated on behalf of any Key Employee for that year. The minimum allocation is determined without regard to any Social Security contribution. This minimum allocation shall be made even though, under other Plan provisions, the Participant would not otherwise be entitled to receive an allocation or would have received a lesser allocation for the year because of (i) such Participants failure to complete 1,000 Hours of Service (or any other equivalent provided in the Plan) or (ii) the Employee's failure to make mandatory contributions or (iii) Compensation less than a stated amount.

     (B) For purposes of computing the minimum allocation, Compensation shall mean Compensation as defined in Section 6.6(A) as limited by Section 401(a)(17) of the Code.

     (C) Section 9.3(A) shall not apply to any Participant who was not employed by the Employer on the last day of the Plan Year.

     (D) Section 9.3(A) shall not apply to any Participant to the extent the Participant is covered under any other plan or plans of the Employer and the Employer has provided in Item B(14) of the Adoption Agreement that the minimum allocation or benefit requirement applicable to Top-Heavy Plans will be met in the other plan or plans.

     (E) The minimum allocation required (to the extent required to be nonforfeitable under Section 416(b) of the Code) may not be forfeited under Section 411(a)(3)(B) or Section 411(a)(3)(D) of the Code.

     (F) For each Plan Year in which the Paired Plans are Top-Heavy, the Top-Heavy requirements set forth in Article VIII of the Plan and Item B(14) of the Adoption Agreement shall apply.

     (G) Neither Before Tax Contributions nor Matching Contributions may be taken into account for the purpose of satisfying the minimum Top-Heavy contribution requirements.

9.4 MINIMUM VESTING SCHEDULES. For any Plan Year in which this Plan is a Top-Heavy Plan, the vesting schedule elected by the Employer in Item B(14) and/or C(4)(d) of the Adoption Agreement will automatically apply to the Plan. The minimum vesting schedule applies to all benefits within the meaning of Section 411(a)(7) of the Code except those attributable to Employee contributions, including benefits accrued before the effective date of Section 416 and benefits accrued before the Plan became a Top-Heavy Plan. Further, no decrease in a Participant's nonforfeitable percentage may occur in the event the Plan's status as a Top-Heavy Plan changes for any Plan Year. However, this Section 9.4 does not apply to the account balance of any Employee who does not have an Hour of Service after the Plan has initially become a Top-Heavy Plan and such Employee's account balance attributable to employer contributions and forfeitures will be determined without regard to this Section 9.4.

                                  ARTICLE X
                                   TRUSTEE
10.1 TRUSTEE. The Trustee shall receive, hold, invest, administer and distribute the Trust Fund in accordance with the provisions of the Plan as herein set forth.

10.2 RECORDS AND ACCOUNTS OF TRUSTEE. The Trustee shall maintain accurate and detailed records and accounts of all its transactions of the Trust Fund, which shall be available at all reasonable times for inspection or audit by any person designated by the Employer and by any other person or entity to the extent required by law.

10.3 REPORTS TO EMPLOYER. As soon as practicable following the close of each accounting period and following the effective date of the termination of the Plan, the Trustee shall file a written report with the Employer. The report shall set forth all transactions with respect to the Trust Fund during the period listing the Trust Fund assets with their market value as of the close of the period covered by the report.

10.4 POWERS OF TRUSTEE. The Trustee shall administer the Trust Fund as a nondiscretionary Trustee, and the Trustee shall not have any discretion or authority with regard to the investment of the Trust Fund and shall act solely as a directed Trustee of the fund contributed to it. The Trustee, as a nondiscretionary Trustee, as may be directed by the Employer (or the Participants to the extent provided herein) is authorized and empowered, by way of limitation, with the following powers, rights and duties, each of which the Trustee shall exercise in a nondiscretionary manner as directed in accordance with the direction of the Employer (or the Participants) as a Named Fiduciary (except to the extent that Plan assets are subject to the control and management of a properly appointed Investment Manager):
     (A) At the direction of the Named Fiduciary, to sell, write options on, convey or transfer, invest and reinvest any part thereof in each and every kind of property, whether real, personal or mixed, tangible or intangible, whether income or non- income producing and wherever situated, including, but not limited to, time deposits (including time deposits in the Trustee or its affiliates, or any successor thereto, if the deposits bear a reasonable rate of interest), fee simple, leasehold or lesser estates in real estate, shares of common and preferred stock, mortgages, bonds, leases, notes, debentures, equipment or collateral trust certificates, rights, warrants, convertible or exchangeable, and other corporate, individual or government securities or obligations, annuity, retirement or other insurance contracts, mutual funds (including funds for which the Trustee or its affiliates serve as investment advisor), units of group or collective trusts established to permit the pooling of funds of separate pension and profit sharing trusts, provided the Internal Revenue Service has ruled such group trust to be qualified under Code
          Section 401(a) and exempt under Code Section 501(a) (or the applicable corresponding provision of any other Revenue Act) or in units of any other common, collective or commingled trust fund heretofore or hereafter established and maintained by the Trustee or its affiliates; as long as the Trustee holds any units hereunder, the instrument establishing such common trust fund (including all amendments thereto) shall be deemed to have been adopted and made a part of this Plan, and such other investments as the Named Fiduciary shall direct the Trustee to invest Plan assets or hold as an Investment Fund for the investment of Plan assets pursuant to Participant direction.

     (B) At the direction of the Named Fiduciary, to sell, convert, redeem, exchange, grant options for the purchase or exchange of, or otherwise dispose of any property held hereunder, at public or private sale, for cash or upon credit with or without security, without obligation on the part of any person dealing with the

          Trustee to see to the application of the proceeds of or to inquire into the validity, expediency, or propriety of any such disposal;

     (C) At the direction of the Named Fiduciary, to manage, operate, repair, partition and improve and mortgage or lease (with or without an option to purchase) for any length of time any property held in the Trust Fund; to renew or extend any mortgage or lease, upon such terms as the Trustee may deem expedient; to agree to reduction of the rate of interest on any mortgage; to agree to any modification in the terms of any lease or mortgage, or of any guarantee pertaining to either of them; to exercise and enforce any right of foreclosure; to bid in property on foreclosure; to take a deed in lieu of foreclosure with or without paying consideration therefor and in connection therewith to release the obligation on the bond secured by the mortgage; and to exercise and enforce in any action, suit or proceeding at law or in equity any rights, covenants, conditions, or remedies with respect to any lease or mortgage or to any guarantee pertaining to either of them or to waive any default in the performance thereof;

     (D) In accordance with the direction of a Named Fiduciary, to vote, personally or by general or limited proxy, any shares of stock or other securities held in the Trust Fund, provided that all voting rights pertaining to shares of any financial institution in the state where the Trustee is located shall be exercised by the trustee only if and as directed in writing by the Committee; provided further, that the Trustee and the Employer may agree in writing that such voting rights be passed through to the Participant's in proportion to their interest in the Investment Funds, to delegate discretionary voting power to the trustees of a voting trust for any period of time; and to exercise or sell, personally or by power of attorney, any conversion or subscription or other rights appurtenant to any securities or other property held in the Trust Fund;

     (E) As may be directed by the Named Fiduciary, to join in or oppose any reorganization, recapitalization, consolidation, merger or liquidation, or any Plan therefor, or any lease (with or without an option to purchase), mortgage or sale of the property of any organization the securities of which are held in the Trust Fund; to pay from the Trust Fund any assessments, charges, or compensation specified in any Plan of reorganization, recapitalization, consolidation, merger or liquidation; to deposit any property with any committee or depository; and to retain any property allotted to the Trust Fund in any reorganization, recapitalization, consolidation, merger or liquidation;

     (F) In accordance with the written instructions of a Named Fiduciary, to settle, compromise or commit to arbitration any claim, debt or obligation of or against the Trust Fund; to enforce or abstain from enforcing any right, claim, debt, or obligation; and to abandon any property determined by it to be worthless;

     (G) As may be directed by the Named Fiduciary, to continue to hold any property of the Trust Fund, whether or not productive of income; to reserve from investment and keep unproductive of income, without liability for interest, such cash as it deems advisable and, consistent with its obligations as Trustee hereunder, to hold such cash in a demand deposit in the Trustee bank, its affiliates, or any successor thereto;

     (H) To hold property of the Trust Fund in its own name, or in the name of nominee, without disclosure of this trust, or in bearer form so that it may pass by delivery, and to deposit property with any depository, but no such holding or depositing shall relieve the Trustee of its responsibility for the safe custody and disposition of the Trust Fund in accordance with the provisions of this agreement as may be directed by the Named Fiduciary, and the Trustee's records shall at all times show that such property is part of the Trust Fund;

     (I) As directed by the Named Fiduciary, to make, execute and deliver, as Trustee, any deeds, conveyances, leases (with or without option to purchase), mortgages, options, contracts, waivers, or other instruments that the Trustee shall deem necessary or desirable in the exercise of its powers under this agreement;

     (J) To employ, at the expense of the Employer or the Trust Fund, agents and delegate to them such duties as the Trustee sees fit; the Trustee shall not be responsible for any loss occasioned by any such agents selected by it with reasonable care; the Trustee may consult with legal counsel (who may be counsel for the Employer) concerning any questions which may arise with reference to its power or duties under this Plan, and the written opinion of such counsel shall be full and complete protection with respect to any action taken or not taken by the Trustee in good faith and in accordance with the written opinion of such counsel;

     (K) To pay out of the Trust Fund any taxes imposed or levied with respect to the Trust Fund and may contest the validity or amount of any tax, assessment, penalty, claim or demand respecting the Trust Fund; however, unless the Trustee shall have first been indemnified to its satisfaction, it shall not be required to contest the validity of any tax, or to institute, maintain or defend against any other action or proceeding either at law or in equity;

     (L) To make loans to Participants in accordance with policies established by the Committee and in accordance with the terms of the Plan and the and to segregate or otherwise identify property of the Trust Fund as directed by the Committee for such purpose including providing collateral for loans made pursuant to the Plan.

10.5 TRUSTEE'S FEES AND EXPENSES. The Trustee shall be entitled to receive reasonable fees for its services hereunder in accordance with its schedule of fees then in effect and shall be entitled to receive reimbursement for all reasonable expenses incurred by it in the administration of this Plan. Except to the extent that the Employer shall pay such fees and expenses, they shall be charged to and collected by the Trustee from each Participant's accounts. The Trustee's fees and expenses for extraordinary services in connection with any Participant's accounts may be charged to and collected by the Trustee from such accounts.

10.6 TRUSTEE MAY RESIGN OR BE REMOVED. The Trustee may resign by written notice to the Employer which shall be effective sixty (60) days after delivery unless the Trustee and the Employer agree to an earlier effective date. The Trustee may be removed by the Employer by written notice to the Trustee which shall be effective sixty (60) days after delivery unless the Trustee and the Employer agree to an earlier effective date. Prior to the effective date of such resignation or removal, the Employer shall amend its Plan to eliminate any reference to the PRISM(registered trademark) Prototype Retirement Plan and Trust, and appoint a new trustee. The Trustee shall deliver the Trust Fund to its successor on the effective date of resignation or removal, or as soon after such effective date as practicable. However, the Trustee may first subtract any amounts owed it from the Trust Fund for compensation, expenses and taxes due.

     If the Employer fails to so amend the Plan and appoint a successor trustee within the sixty (60) days, or longer period as the Trustee permits in writing, the Trustee shall apply to a court of competent jurisdiction for appointment of a successor trustee.

10.7 SEPARATE INVESTMENT FUNDS.
     (A) The assets of the Trust Fund shall be held in such number of Investment Funds as the Employer and the Trustee may agree, plus an Employer Stock Fund if selected by the Employer in the Adoption Agreement, as the Employer shall designate in writing on the Investment Fund Designation form affixed to the Adoption Agreement. Such Investment Funds shall be selected by the Employer from among the funds offered by the Trustee for use as Investment Funds in the PRISM(REGISTERED TRADEMARK) PROTOTYPE RETIREMENT PLAN & TRUST. The Trustee reserves the right to change the funds available for use as Investment Funds in the PRISM(REGISTERED TRADEMARK) PROTOTYPE RETIREMENT PLAN & TRUST, from time to time, and the Employer agrees to execute an amended Investment Fund Designation form to reflect any such changes as may impact the Investment Funds available to the Employer's Plan. The Employer hereby acknowledges that, available as Investment Funds are interests in registered investment companies (i.e. mutual funds) for which the sponsoring organization, its parent, affiliates or successors may serve as investment advisor and receive compensation from the registered investment company for its services as investment advisor. The Employer acknowledges that it, as Named Fiduciary, has the sole responsibility for selection of the Investment Funds offered under the Plan, and it has done so on the basis of the Employer's determination, after due inquiry, of the appropriateness of the selected Investment Funds as vehicles for the investment of Plan assets pursuant to the terms of the Plan, considering all relevant facts and circumstances, including but not limited to (i) the investment policy and philosophy of the Employer developed pursuant to ERISA 402(b)(1); (ii) the Participants, including average level of investment experience and sophistication;
          (iii) the ability of Participants, using an appropriate mix of Investment Funds, to diversify the investment of Plan assets held for their benefit; (iv) the ability of Participants to, utilizing an appropriate mix of Investment Funds, to structure an investment portfolio within their account in the Plan with risk and return characteristics within the normal range of risk and return characteristics for individuals with similar investment backgrounds, experience and expectations; and, (v) in making the selection of Investment Funds, the Employer did not rely on any representations or recommendations from the Trustee or any of its employees, except as may have been provided through written materials, including marketing materials provided by the various sponsors or distributors of the Investment Funds, and that the Investment Fund selection has not be influenced, approved, or encouraged through the actions of the Trustee or its employees.

          For purposes of the Plan, "Employer Stock" shall mean common stock listed on a recognized securities exchange issued by an Employer of Employees covered by the Plan or by an affiliate of such Employer and which shall be a "qualifying employer security" as defined in ERISA. The Employer Stock Fund shall be invested and reinvested in shares of Employer Stock, which stock shall be purchased by the Trustee to the extent not contributed to the Plan by the Employer, except for amounts which may reasonably be expected to be necessary to satisfy distributions to be made in cash. No Employer Stock shall be acquired or held in any Investment Fund other than the Employer Stock Fund. Up to 100% of the assets of the Trust Fund may be invested in Employer Stock.

          All contributions shall be allocated by the Trustee to the Plan's Investment Funds specified by the Employer. Dividends, interest and other distributions shall be reinvested in the same Investment Fund from which received.

          Employers sponsoring 401(k) profit sharing plans may elect to determine the Investment Funds, including an Employer Stock Fund, if applicable, into which Matching Contributions and/or Employer Contributions will be invested and/or into which Participants may not direct contributions. By making these designations, the Employer shall be deemed to have advised the Trustee in writing regarding the retention of investment powers.

          Notwithstanding the foregoing provisions of this Section 10.7(A), the Trustee may, in its discretion, accept certain investments which have been, and are, held as part of the Trust Fund prior to the date the Employer adopted this Plan. Such investments shall be considered investments directed by the Employer or an Investment Committee for the Plan ("Investment Committee"), if one is acting. The Trustee shall hold, administer and dispose of such investments in accordance with directions to the Trustee contained in a written notice from the Employer or Investment Committee. Any such notice shall advise the Trustee regarding the retention of investment powers by the Employer or the Investment Committee and shall be of a continuing nature or otherwise, and may be revoked in writing by the Employer or Investment Committee.

          The Trustee shall not be liable but shall be fully protected by reason of its taking or refraining from taking any action at the direction of the Employer or Investment Committee, nor shall the Trustee be liable but shall be fully protected by reason of its refraining from taking any action because of the failure of the Employer or the Investment Committee to give a direction or order. The Trustee shall be under no duty to question or make inquiry as to any direction, notification or order or failure to give a direction, notification or order by the Employer or the Investment Committee. The Trustee shall be under no duty to make any review of investments directed by the Employer or Investment Committee acquired for the Trust Fund and under no duty at any time to make any recommendation with respect to disposing of or continuing to retain any such investments. While the Employer may direct the Trustee with respect to Plan investments, the Employer may not (1) borrow from the Fund or pledge any assets of the Fund as security for a loan; (2) buy property or assets from or sell property or assets to the Fund; (3) charge any fee for services rendered to the Fund; or (4) receive any services from the Fund on a preferential basis.

          The Employer hereby indemnifies and holds the Trustee or its nominee harmless from any and all actions, claims, demands, liabilities, losses, damages or reasonable expenses of whatsoever kind and nature in connection with or arising out of (1) any action taken or omitted in good faith or any investment or disbursement of any part of the Trust Fund made by the Trustee in accordance with the directions of the Employer or the Investment Committee or any inaction with respect to any Employer or Investment Committee directed investment or with respect to any investment previously made at the direction of the Employer or Investment Committee in the absence of directions from the Employer or Investment Committee therefor, or (2) any failure by the Trustee to pay for any property purchased by the Employer or the Investment Committee for the Trust Fund by reason of the insufficiency of funds in the Trust Fund.

          Anything hereinabove to the contrary notwithstanding, the Employer shall have no responsibility to the Trustee under the foregoing indemnification if the Trustee knowingly participated in or knowingly concealed any act or omission of the Employer or Investment Committee knowing that such act or omission constituted a breach of fiduciary responsibility, or if the Trustee fails to perform any of the duties undertaken by it under the provisions of this Plan, or if the Trustee fails to act in conformity with the directions of an authorized representative of the Employer or the Investment Committee.

     (B) Each Participant shall by such mechanism as may be agreed upon between the Trustee and Employer, direct that the contributions made to his or her accounts for which the Participant may direct investments, as selected by the Employer in the Adoption Agreement, be invested in one or more of the Investment Funds, including the Employer Stock Fund, if applicable. At the time an Employee becomes eligible for the Plan, he or she shall specify the percentage of his or her accounts (expressed in percentage increments as may be agreed to between the Employer and the Trustee) to be invested pro-rata in each such Investment Fund.

     (C) Upon prior written notice to the Trustee, or other form of notice acceptable to the Trustee, a Participant may change an investment direction with respect to future contributions. Through acceptable notice to the Trustee, the Participant may elect to transfer all or a portion of such Participant's interest in each Investment Fund (based on the value of such interest on the Valuation Date immediately preceding such election), including an Employer Stock Fund, if applicable, to any other of the Investment Funds selected by the Employer so that the Participant's interest in the said Investment Funds immediately after the transfer is allocated in percentage increments as may be agreed to by the Employer and the Trustee.

          Notwithstanding any Participant's election to change Investment Funds, the Trustee may, in its discretion, delay satisfaction of requests to change from a guaranteed investment contract fund for up to one year, or delay satisfaction of changes in Investment Funds pending settlement of prior changes in Investment Funds.

     (D) The Employer will be responsible when transmitting Employer and Employee contributions to show the dollar amount to be credited to each Investment Fund for each Employee.

     (E) Except as otherwise provided in the Plan, neither the Trustee, nor the Employer, nor any fiduciary of the Plan shall be liable to the Participant or any of his or her beneficiaries for any loss resulting from action taken at the direction of the Participant.

     (F) In a 401(k) profit sharing Plan where the Employer has elected to invest a portion or all of the Matching Contributions and/or Employer Contributions in the Employer Stock Fund, then the following shall apply:

          If selected by the Employer in the Adoption Agreement, a Participant who is fifty-five (55) years of age or older and who is 100% vested in his Matching Contribution account and/or Employer Contribution account may elect to have the Employer Stock (and any earnings thereon) attributable to such Matching Contributions and/or Employer Contributions diversified in the other Investment Funds under the Plan in accordance with the following rules and limitations. The amount of Employer Stock which may be diversified each Plan Year shall be determined in accordance with the following schedule:

                                    then the percent of the number of
                                    whole shares (rounded to the nearest
                                    whole number) credited to the
                                    Participants' Matching Account and/or
    If the age attained by the      Employer Contribution Account on the
    Participant during the Plan     last day of the preceding Plan Year
                                    which may be diversified pursuant to the
                                    rules below  may not exceed
              55                                 25%
              56                                 25%
              57                                 30%
              58                                 40%
              59                                 50%
              60                                 60%
              61                                 70%
              62                                 80%
              63                                 90%
              64                                100%

          The election to diversify may only be made once each Plan Year. The election may be made in any month by providing notice to the Committee in accordance with the frequency selected by the Employer for other Investment Fund changes under the Plan. Each election to make a transfer pursuant to this Section shall specify the Investment Fund(s) into which the shares subject to diversification will be reinvested so that the Participant's interest in the said Investment Fund(s), immediately after the transfer, is allocated in increments as may be allowed by the Trustee. Thereafter, the Participant's interest in said Investment Fund(s) shall be subject to transfer in accordance with this Section.

     (G) Forfeitures arising under the Plan will be invested in an Investment Fund as may be selected in the discretion of the Employer.

     (H) In the event the Trust holds life insurance, the following restrictions shall apply:

          (1)  Limitations on Premium Payments

               (a) If ordinary or whole life insurance contracts are purchased on the life of a Participant, less than one-half of the insured Participant's current allocation of contributions will be used to pay premiums attributable to such insurance. Ordinary or whole life insurance contracts are those with both nondecreasing benefits and nonincreasing premiums.
               (b) If term or universal life insurance contracts are purchased, no more than one-quarter of the insured Participant's current allocation of contributions will be used to pay premiums attributable to such insurance.
               (c) If a combination of ordinary or whole life insurance
                   contracts and term or universal life insurance contracts are purchased, the sum of one-half of the ordinary life insurance premiums and all other life insurance premiums will not exceed one-fourth of the aggregate employer contributions allocated to any participant.

          (2) The Plan Administrator will direct the Trustee to convert the entire value of any life insurance contract at or before the Participant's actual retirement or distribution on termination of employment, but not later than the Participant's Required Beginning Date to provide cash values or retirement annuity income, or, subject to the Joint and Survivor Annuity waiver requirements of Section 7.10, the Plan Administrator may direct the Trustee to distribute the insurance contract directly to the Participant. (3) The Trustee, at the direction of the Employer shall be entitled to exercise all rights and options with respect to any such life insurance contracts held by the Plan.

10.8 REGISTRATION, DISTRIBUTION AND VOTING OF EMPLOYER STOCK AND PROCEDURES REGARDING TENDER OFFERS.
     (A) All voting rights on shares of Employer Stock held in the Employer Stock Fund shall be exercised by the Trustee only as directed by the Participants acting in their capacity as "Named Fiduciaries" (as defined in Section 402 of the Act) in accordance with the following provisions of this Section 10.8(A):
          (1) As soon as practicable before each annual or special shareholders' meeting of the Employer, the Trustee shall furnish to each Participant sufficient copies of the proxy solicitation material sent generally to shareholders, together with a form requesting confidential instructions on how the shares of Employer Stock allocated to such Participant's account, and, separately, such shares of Employer Stock as may be unallocated ("Unallocated Shares") or allocated to Participant accounts but for which the Trustee does not receive timely voting instruction from the Participant ("Non- Directed Shares"), (including fractional shares to 1/1000th of a share) are to be voted. The direction with respect to Non- Directed Shares and Unallocated Shares shall apply to such number of votes equal to the total number of votes attributable to Non-Directed Shares and Unallocated Shares multiplied by a fraction, the numerator of which is the number of shares of Employer Stock credited to the Participant's account and the denominator of which is the total number of shares credited to the accounts of all such Participants who have timely provided directions to the Trustee with respect to Non-Directed Shares and Unallocated Shares under this Section 10.8(A)(1). The Employer and the Committee will cooperate with the Trustee to ensure that Participants receive the requisite information in a timely manner. The materials furnished to the Participants shall include a notice from the Trustee that the Trustee will vote any shares for which timely instructions are not received by the Trustee as may be directed by those voting Participants, acting in their capacity as Named Fiduciaries of the Plan as provided above. Upon timely receipt of such instructions, the Trustee shall vote the shares as instructed. The instructions received by the Trustee from Participants or Beneficiaries shall be held by the Trustee in strict confidence and shall not be divulged or released to any person including directors, officers or employees of the Employer, or of any other company, except as otherwise required by law.

          (2) With respect to all corporate matters submitted to shareholders, all shares of Employer Stock shall be voted only in accordance with the directions of such Participants as Named Fiduciaries as given to the Trustee as provided in Section 10.8(A)(1). With respect to shares of Employer Stock allocated to the account of a deceased Participant, such Participant's Beneficiary, as Named Fiduciary, shall be entitled to direct the voting of shares of Employer Sock as if such Beneficiary were the Participant.

     (B) All tender or exchange decisions with respect to Employer Stock held in the Employer Stock Fund shall be made only by the Participants acting in their capacity as Named Fiduciaries with respect to the Employer Stock allocated to their accounts in accordance with the following provisions of this Section 10.8(B):

          (1) In the event an offer shall be received by the Trustee (including a tender offer for shares of Employer Stock subject to Section 14(d)(1) of the Securities Exchange Act of 1934 or subject to Rule 13e-4 promulgated under that Act, as those provisions may from time to time be amended) to purchase or exchange any shares of Employer Stock held by the Trust, the Trustee will advise each Participant who has shares of Employer Stock credited to such Participant's account in writing of the terms of the offer as soon as practicable after its commencement and will furnish each Participant with a form by which he may instruct the Trustee confidentially whether or not to tender or exchange shares allocated to such Participant's account, and, separately, Unallocated Shares and Non- Directed Shares (including fractional shares to 1/1000th of a share). The directions with respect to Non-Directed Shares and Unallocated Shares shall apply to such number of Non-Directed Shares and Unallocated Shares equal to the total number of Non-Directed Shares and Unallocated Shares multiplied by a fraction, the numerator of which is the number of shares of Employer Stock credited to the Participant's account and the denominator of which is the total number of shares credited to the accounts of all such Participants who have timely provided directions to the Trustee with respect to Non- Directed Shares and Unallocated Shares under this Section 10.8(B). The materials furnished to the Participants shall include (i) a notice from the Trustee that, except as provided in this Section 10.8(B), the Trustee will not tender or exchange any shares for which timely instructions are not received by the Trustee and (ii) such related documents as are prepared by any person and provided to the shareholders of the Employer pursuant to the Securities Exchange Act of 1934. The Committee and the Trustee may also provide Participants with such other material concerning the tender or exchange offer as the Trustee or the Committee in its discretion determines to be appropriate; provided, however, that prior to any distribution of materials by the Committee, the Trustee shall be furnished with sufficient numbers of complete copies of all such materials. The Employer and the Committee will cooperate with the Trustee to ensure that Participants receive the requisite information in a timely manner.

          (2) The Trustee shall tender or not tender shares or exchange shares of Employer Stock (including fractional shares to 1/1000th of a share) only as and to the extent instructed by the Participants as Named Fiduciaries as provided in Section 10.8(B)(1). With respect to shares of Employer Stock allocated to the account of a deceased Participant, such Participant's Beneficiary, as a Named Fiduciary, shall be entitled to direct the Trustee whether or not to tender or exchange such shares as if such Beneficiary were the Participant. If tender or exchange instructions for shares of Employer Stock allocated to the account of any Participant are not timely received by the Trustee, the Trustee will treat the non-receipt as a direction not to tender or exchange such shares. The instructions received by the Trustee from Participants or Beneficiaries shall be held by the Trustee in strict confidence and shall not be divulged or released to any person, including directors, officers or employees of the Employer, or of any other company, except as otherwise required by law.

          (3) In the event, under the terms of a tender offer or otherwise, any shares of Employer Stock tendered for sale, exchange or transfer pursuant to such offer may be withdrawn from such offer, the Trustee shall follow such instructions respecting the withdrawal of such securities from such offer in the same manner and the same proportion as shall be timely received by the Trustee from the Participants, as Named Fiduciaries, entitled under this Section 10.8(B) to give instructions as to the sale, exchange or transfer of securities pursuant to such offer.

          (4) In the event an offer shall be received by the Trustee and instructions shall be solicited from Participants pursuant to
               Section 10.8(B)(1-3) regarding such offer, and prior to termination of such offer, another offer is received by the Trustee for the securities subject to the first offer, the Trustee shall use its best efforts under the circumstances to solicit instructions from the Participants to the Trustee (i) with respect to securities tendered for sale, exchange or transfer pursuant to the first offer, whether to withdraw such tender, if possible, and, if withdrawn, whether to tender any securities so withdrawn for sale, exchange or transfer pursuant to the second offer and (ii) with respect to securities not tendered for sale, exchange or transfer pursuant to the first offer, whether to tender or not to tender such securities for sale, exchange or transfer pursuant to the second offer. The Trustee shall follow all such instructions received in a timely manner from Participants in the same manner and in the same proportion as provided in Section 10.8(B)(1-3). With respect to any further offer for any Employer Stock received by the Trustee and subject to any earlier offer (including successive offers from one or more existing offerors), the Trustee shall act in the same manner as described above.

          (5) A Participant's instructions to the Trustee to tender or exchange shares of Employer Stock will not be deemed a withdrawal or suspension from the Plan or a forfeiture of any portion of the Participant's interest in the Plan. Funds received in exchange for tendered shares will be credited to the account of the Participant whose shares were tendered and will be used by the Trustee to purchase Employer Stock, as soon as practicable. In the interim, the Trustee will invest such funds in short-term investments permitted under the Plan, and in the same manner in which forfeited amounts are invested.

          (6) In the event the Employer initiates a tender or exchange offer, the Trustee may, in its sole discretion, enter into an agreement with the Employer not to tender or exchange any shares of Employer Stock in such offer, in which event, the foregoing provisions of this Section 10.8(B) shall have no effect with respect to such offer and the Trustee shall not tender or exchange any shares of Employer Stock in such offer.

     (C) The Trustee acting with respect to the Employer Stock Fund may with the consent of the Committee designate any Employee or other Trustee as agent to solicit the instructions to vote provided for in Subsection (A) of this Section, and shall be held harmless in relying upon such agent's written advice as to how shares are to be voted, and said Trustee may, with the consent of the Committee, designate any Employee as agent to solicit instructions from Participants regarding such a tender offer, as required under Subsection (B) above, and shall be held harmless in relying upon such agent's written advice as to whether shares of Employer Stock are to be tendered.

     (D) The Employer shall be responsible for complying with applicable federal and state securities laws and regulations.

10.9 VALUATION OF INVESTMENT FUNDS AND ACCOUNTS.
     (A) As of each Valuation Date, the Trustee shall determine the fair market value of each Investment Fund, including an Employer Stock Fund, if any, being administered by the Trustee. With respect to each such Investment Fund, the Trustee shall determine (a) the change in value between the current Valuation Date and the then last preceding Valuation Date, (b) the net gain or loss resulting from expenses paid (including fees and expenses, if any, which are to be charged to such Fund) and (c) realized and unrealized gains and losses.

          The transfer of funds to or from an Investment Fund pursuant to
          Section 10.7(C) and payments, distributions and withdrawals from an Investment Fund to provide benefits under the Plan for Participants or Beneficiaries shall not be deemed to be gains, expenses or losses of an Investment Fund.

          After each Valuation Date, the Trustee shall allocate the net gain or loss of each Investment Fund as of such Valuation Date to the accounts of Participants participating in such Investment Fund on such Valuation Date. Contributions, forfeitures and rollovers received and credited to Participants' accounts as of such Valuation

          Date, or as of any earlier date since the last preceding Valuation Date shall not be considered in allocating gains or losses allocated to Participants' accounts.

     (B) The reasonable and equitable decision of the Trustee as to the value of each Investment Fund, including an Employer Stock Fund, if any, and of any account as of each Valuation Date shall be conclusive and binding upon all persons having any interest, direct or indirect, in the Investment Funds or in any account.

                                 ARTICLE XI
                               ADMINISTRATION
11.1 COMMITTEE MEMBERSHIP. The Employer shall appoint a Committee which shall consist of at least one member. The Committee members will be named in the Adoption Agreement and may be, but are not required to be, Employees of the Employer. All members of the Committee shall serve at the pleasure of the Employer. In the event that the Committee has more than one member, one member shall serve as Chairman and one as Secretary. Any member of the Committee may resign by notice in writing to the Employer. Any vacancy in the Committee shall be filled by the Employer as soon as practicable after a vacancy. If the Employer does not designate a Committee, the Employer shall assume all of the duties of the Committee.

11.2 POWERS AND DUTIES OF COMMITTEE. The Committee shall have all powers and duties and only the powers and duties as are specifically conferred upon it by this Plan or as the Employer may delegate to or impose upon it consistent with the provisions of this Plan, ERISA and the Code. Without limiting the generality of the foregoing, the Committee shall have the following powers and duties:
     (A) to interpret and construe the terms and provisions of this Plan and to decide any questions which may arise hereunder, including but not limited to --

          (1)  the amount of a Participant's Compensation,

          (2)  a Participant's Years of Service,

          (3)  the age of any person who might be entitled to receive benefits,

          (4)  the right of any person to receive benefits,

          (5)  the amount of any benefits to be paid to any persons;

     (B) to cause to be maintained all necessary records and accounts under this Plan and to keep in convenient form any data as may be necessary for valuation of the assets and liabilities;

     (C) to rely upon the records of the Employer or upon any certificate, statement or other representation made to it by a Participant, a Beneficiary, the authorized representative of the Participant or Beneficiary, or the Trustee concerning any fact required to be determined under any of the provisions of this Plan, and the Committee shall not be required to make inquiry into the propriety of any action by the Employer or the Trustee;

     (D) to give written notice to a Participant, a Beneficiary, or the authorized representative of the Participant or Beneficiary, of the amount of benefits payable under this Plan;

     (E) to make and enforce any rules, not inconsistent with this Plan, as it shall deem necessary or proper for the efficient administration of this Plan;

     (F) to have and exercise such other authority as it deems necessary to carry out the purposes and provisions of this Plan, provided that any act of discretion permitted shall be exercised in a uniform non-discriminatory manner with respect to individuals in like or similar circumstances;

     (G) to adopt rules and guidelines for the administration of this Plan, provided that they are not inconsistent with the terms of this Plan and are uniformly applicable to all persons similarly situated and to delegate in accordance with Section 11.8 such functions and duties as the Committee deems advisable;

     (H) to establish a funding policy and investment objectives consistent with the purposes of the Plan and the requirements of law;

     (I) to employ such attorneys, accountants and agents as it shall determine to assist it in carrying out its duties hereunder.

     Except as otherwise provided in this Plan or determined by the Employer, any action or determination taken or made by the Committee or any interpretation or construction made by the Committee shall be final and shall be binding upon all persons. The Committee shall at all times exercise the power and authority given to it under this Plan in a fair, reasonable and non- discriminatory manner.

11.3 ACTIONS OF THE COMMITTEE. Any act authorized or required to be taken by the Committee shall be taken by a decision of the majority of the members acting at the time. Any decision of the Committee may be expressed by a vote at a Committee meeting or in writing, signed by all members of the Committee, without a meeting. All allocation statements, notices, directions, approvals, instructions and all other communications required or authorized to be given by the Committee under this Plan shall be in writing and signed by a majority of the members of the Committee. The Committee may, however, by an instrument in writing signed by all the members and filed with the Trustee, designate one or more if its members as having the authority to sign all such communications on behalf of the Committee. Until notified in writing to the contrary, the Trustee shall be fully protected in acting in accordance with all communications which it considers genuine and to have been signed on behalf of the Committee by the members authorized to sign communications. If at any time for any reason the Committee shall be unable to act with respect to any matter, the Employer shall act with respect to that matter and its action shall be final and it shall be binding upon all persons.

11.4 RESIGNATION, REMOVAL AND DESIGNATION OF SUCCESSORS. Any member of the Committee may resign at any time and any member may be removed by the Employer with or without cause. In case of resignation, death, removal or inability or failure for any cause of any member of the Committee to serve or to continue to serve, a successor shall be appointed by the Employer. The Committee shall promptly notify the Trustee of any change in its membership.

11.5 COMMITTEE REVIEW. If any Participant, Spouse, Beneficiary, or other authorized representative of a Participant, Spouse or Beneficiary shall file an application with the Committee for benefits under the Plan and the application is denied, in whole or in part, such applicant shall be notified of the denial in writing within ninety (90) days of receipt of the claim. The notice to the applicant shall state that the Committee has denied the application pursuant to the exercise of its discretionary powers. This notice shall set forth the specific reasons for the denial, specific reference to pertinent Plan provisions upon which the denial is based, a description of any additional information needed to perfect the claim with an explanation of why it is necessary and an explanation of procedure for appeal.

     Any Participant, Spouse, Beneficiary, or other authorized representative of the Participant, Spouse or Beneficiary whose application for benefits has been denied may, within sixty (60) days after receiving the notification, make a written application to the Committee to review the denial. The applicant may request that the review be made by written statements submitted by the applicant and the Committee, at a hearing, or by both. Any hearing shall be held in the main offices of the Employer on a date and time as the Employer shall designate with at least seven (7) days notice to the applicant unless the applicant accepts shorter notice. Within sixty (60) days after the review has been completed, the Employer shall render a written decision and shall send a copy to the applicant. This decision shall include specific reasons for the decision, as well as specific references to the pertinent Plan provisions upon which the decision is based.

     If the Participant, Spouse, Beneficiary, or other authorized representative of a Participant, Spouse or Beneficiary does not file written notice with the Employer at the times set forth above, the individual shall have waived all benefits under this Plan other than as set forth in the notice from the Committee.

11.6 RECORDS. The Committee shall keep or cause to be kept records of all meetings, proceedings and actions held, undertaken or performed by it and shall furnish to the Employer reports as the Employer may request.

11.7 COMPENSATION. The members of the Committee shall serve without compensation for services as such, but all reasonably incurred fees and expenses shall be paid by the Employer.

11.8 DESIGNATION OF NAMED FIDUCIARIES AND ALLOCATION OF RESPONSIBILITY AMONG FIDUCIARIES. The Employer, the Committee and the Trustee shall be "Named Fiduciaries" with respect to this Plan as that term is defined in ERISA. The Named Fiduciaries shall have only those specific powers, duties, responsibilities and obligations as are given to them under this Plan. The Named Fiduciaries may designate any person or persons as a fiduciary and may delegate to such person or persons any one or more of their powers, functions, duties and responsibilities with respect to the Plan as set forth in this Plan, authorizing or providing for such direction, information or action. Any such designation shall be made in writing and shall become effective upon written acceptance. No such designation or delegation by the Employer or the Committee of any of its powers, authority or responsibilities to the Trustee shall become effective unless such designation or delegation shall first be accepted by the Trustee in a writing signed by it and delivered to the Employer or the Committee, as applicable. Furthermore, each Named Fiduciary may rely upon any such direction, information or action of another Named Fiduciary as being proper under this Plan and is not required to inquire into the propriety of any such direction, information or action. It is intended that under this Plan each Named Fiduciary shall be responsible for the proper exercise of its own powers, duties, responsibilities and obligations and shall not be responsible for act or failure to act of another fiduciary.

11.9 NOTICE BY COMMITTEE OR EMPLOYER. Any communication or notice to any person by the Committee or the Employer shall be in writing and may be given by delivery to the person or by first class mail with postage prepaid addressed to the person at the last address on file with the Committee or the Employer. Any notice delivered as provided above shall be deemed to have been given when delivered, and any notice mailed as provided above shall be deemed to have been given when mailed.

11.10 LOANS TO PARTICIPANTS.
     (A) (1) In accordance with Section 11.8 above, the Committee is hereby designated as the named fiduciary with sole authority and responsibility to approve or deny loans and, except as provided in subsections (G) and (H) of this Section, collect unpaid loans, in accordance with the provisions of this Section
               11.10. This Section 11.10 shall apply if the Employer is eligible to and elects Item B(16) of the Adoption Agreement.

          (2) Subject to the consent of the Committee, loans may be made upon approval of the written application of a Participant or Beneficiary submitted to the Committee. Such application shall be submitted during a specified period established by the Committee prior to the date the loan is to be made. The Committee shall notify the Participant or Beneficiary whether the loan has been approved or denied. Loans shall be made available to all Participants and Beneficiaries on a reasonably equivalent basis, except that no loans will be made to any Stockholder-Employee or Owner-Employee and no loan shall be made to any Participant which the Committee, upon reviewing the Participant's written application determines may be reasonably expected to be unable to repay the loan. Loans shall not be made available to Highly Compensated Employees (as defined in Section 414(q) of the Code) in an amount greater than the amount made available to other Employees. Except for loans made prior to the date this Plan is adopted, a Participant or Beneficiary shall have no more than five loans outstanding at any given time.

          (3) All loans will be adequately secured and will bear a reasonable rate of interest. Rates of interest will be determined daily by the Trustee for Plan loans. The Committee will determine the minimum loan amount for the Plan.

     (B) In reviewing and approving or denying loan applications hereunder, the Committee shall bear sole responsibility for ensuring compliance with all applicable federal or state laws and regulations, including the federal Truth In Lending Act (15 U.S.C. 1601 et seq.), and Equal Credit Opportunity Act (15 U.S.C. 1691 et seq.). The Committee shall upon request supply the Trustee with evidence that it has complied with such federal or state law.

     (C) Notwithstanding Section 7.13 above, each loan made hereunder shall be secured by a written assignment, in favor of the Plan, of that portion of the Participant's accounts which the Committee determines to be necessary to adequately secure repayment of the loan.

     (D) A Participant must obtain the consent of his or her Spouse, if any, to use the account balance as security for the loan. Spousal consent shall be obtained no earlier than the beginning of the ninety (90) day period that ends on the date the loan is to be so secured. The consent must be in writing and must be witnessed by a Plan representative or Notary Public. Such consent shall thereafter be binding with respect to the consenting spouse or any subsequent spouse with respect to that loan. A new consent shall be required if the account balance is used for renegotiation, extension, renewal, or other revision of the loan.

          Notwithstanding the preceding paragraph, no spousal consent is required for the use of the account balance as security for a Plan loan to the Participant under a safe-harbor profit sharing Plan as described in Section 7.10(F).

     (E) No loan shall be approved by the Committee to any Participant or Beneficiary in any amount which exceeds the lesser of
          (1)  $50,000, reduced by the excess (if any) of -
               (a) the highest outstanding balance of loans from the Plan during the one-year period ending on the day before the date on which such loan was made, over,

               (b) the outstanding balance of loans from the Plan on the date on which such loan was made, or

          (2) fifty percent (50%) of the present value of the Participant's nonforfeitable accrued benefit.

          For purposes of the above limitation, all loans from all plans of the Employer and other members of a group of employers described in Sections 414(b), (c), (m) and (o) of the Code are aggregated.

          The term of the loan shall be determined by the Committee. Furthermore, any loan shall, by its terms require that repayment (principal and interest) be amortized in level payments, not less frequently than quarterly over a period not extending beyond five years from the date of the loan, except that the Committee, in its discretion, may permit a repayment period in excess of five years for loans made to a Participant or Beneficiary used to acquire a dwelling unit which, within a reasonable time (determined at the time the loan is made) will be used as a principal residence of the borrower.

          An assignment or pledge of any portion of the participant's interest in the Plan will be treated as a loan under this paragraph.

     (F) Each loan hereunder shall be made pro rata from the borrowing Participant's available accounts and Investment Funds. Loan repayments shall generally be made via payroll deduction, except that the repayment of outstanding principal at maturity, in the event the loan is called, or in the event the Participant chooses to prepay the loan shall be made in such manner as the Committee shall determine. Loan repayments and interest thereon shall be credited to the Investment Funds and accounts in accordance with current elections. No loan shall be considered a general investment of the

          Trust Fund. Each loan shall be evidenced by a written agreement, evidencing the Participant's obligation to repay the borrowed amount to the Plan, in such form and with such provisions consistent with this Section 11.10 as is acceptable to the Trustee. All loan agreements shall be deposited with the Trustee.

     (G) In the event a Participant does not repay the principal of such loan or interest thereon at such times as are required by the terms of the loan or if the Participant ceases to be an Employee while such Participant has a loan made hereunder which is outstanding, the Committee, in its discretion, may direct the Trustee to take such action as the Committee may reasonably determine, including:
          (1) demand repayment of the loan and, subject to Section 10.4(K), institute legal action against the Participant to enforce collection of any balance due from the Participant, or

          (2) demand repayment of the loan, and charge the total amount of the unpaid loan and unpaid interest against the balance credited to the Participant's vested account balance which was assigned as security for the loan and reduce any payment or distribution from the Trust Fund to which the Participant or the Participant's Beneficiary may become entitled to the extent necessary to discharge the obligation on the loan.

          Notwithstanding the foregoing provisions of this Paragraph (G), in the event of default, foreclosure on the note and attachment of security will not occur until a distributable event occurs in the Plan.

     (H) In the event the Committee fails or refuses for any reason to direct the Trustee as provided in Paragraph (G) above or if the Trustee otherwise reasonably concludes that the collectibility of a loan hereunder is in jeopardy, the Trustee is authorized to take such action as it may reasonably determine to enforce repayment and satisfaction of the loan. The Employer shall be responsible for costs and expenses incurred in collecting any loan balance.

     (I) In the event that the amount of any payment or distribution from the Trust Fund is insufficient to repay the balance due on any loan, the Participant shall be liable for and continue to make repayments on such balance.

     (J) If a valid spousal consent has been obtained in accordance with Paragraph (D), then, notwithstanding any other provision of this Plan, the portion of the Participant's vested account balance used as a security interest held by the Plan by reason of a loan outstanding to the Participant shall be taken into account for purposes of determining the amount of the account balance payable at the time of death or distribution, but only if the reduction is used as repayment of the loan. If less than 100% of the Participant's vested account balance (determined without regard to the preceding sentence) is payable to the surviving Spouse, then the account balance shall be adjusted by first reducing the vested account balance by the amount of the security used as repayment of the loan, and then determining the benefit payable to the surviving Spouse.

                                 ARTICLE XII
                FAILURE TO ATTAIN OR RETAIN QUALIFIED STATUS
12.1 FAILURE TO QUALIFY AS A PROTOTYPE. This Plan is established with the intent that it shall qualify under Section 401 of the Code and that it shall comply with ERISA and all other applicable laws, regulations and rulings. It may be modified and amended retroactively, if necessary, to secure such qualification. Should the Internal Revenue Service determine that this Plan does not qualify under the Code or any statute of similar import, or fails or refuses to issue an opinion, and if the Plan is not amended, as required to qualify, before the time allowed by law for the Employer to file its corporate federal tax return for the taxable year in which the Effective Date occurs, the Plan shall be considered to be rescinded and of no force and effect. Any assets attributable to contributions made by the Employer shall be returned to the Employer by the Trustee as soon as administratively feasible. The Employer shall refund to the Participant any contributions made by the Participant to the Plan.

12.2 FAILURE OF EMPLOYER TO ATTAIN OR RETAIN QUALIFICATION. If the Employer's Plan fails to attain or retain qualification, such Plan will no longer participate in this prototype Plan and will be considered an individually designed Plan.

                                ARTICLE XIII
                                MISCELLANEOUS
13.1 EMPLOYER ACTION. Except as may be specifically provided herein, any action required or permitted to be taken by the Employer may be taken on behalf of the Employer by any officer of the Employer.

13.2 NO GUARANTEE OF INTERESTS. Neither the Trustee, the Employer nor any other named fiduciary in any way guarantees the Trust Fund from loss or depreciation, nor do they guarantee any payment to any person. The liability of the Trustee, the Employer and a named fiduciary to make any payments hereunder is limited to the available assets of the Trust Fund.

13.3 EMPLOYMENT RIGHTS. The Plan is not a contract of employment. Participation in the Plan will not give any Participant the right to be retained in the Employer's employ, nor any right or claim to any benefit under the Plan, unless the right or claim has specifically accrued under the Plan.

13.4 INTERPRETATIONS AND ADJUSTMENTS. To the extent permitted by law, an interpretation of the Plan and a decision on any matter within a named fiduciary's discretion made in good faith is binding on all persons. A misstatement or other mistake of fact shall be corrected when it becomes known and the person responsible shall make such adjustment on account thereof as he or she considers equitable and practicable.

13.5 UNIFORM RULES. In the administration of the Plan, uniform rules will be applied to all Participants similarly situated.

13.6 EVIDENCE. Evidence required of anyone under the Plan may be by certificate, affidavit, document or other information which the person acting on it considers pertinent and reliable and signed, made or presented by the proper party or parties.

13.7 WAIVER OF NOTICE. Any notice required under the Plan may be waived by the person entitled to notice.

13.8 CONTROLLING LAW. The law of the state where the Trustee is located shall be the controlling state law in all matters relating to the Plan and shall apply to the extent that it is not preempted by the laws of the United States of America.

13.9 TAX EXEMPTION OF TRUST. The trust herein created is designated as constituting a part of a Plan intended to qualify under Sections 401(a) of the Code and to be tax- exempt under Section 501(a) of the Code.

13.10 COUNTERPARTS. The Plan may be executed in two or more counterparts, any one of which will be an original without reference to the others.

13.11 ANNUAL STATEMENT OF ACCOUNT. The assets of the Trust Fund will be valued annually at fair market as of the last day of each Plan Year. On such date the earning and losses of the Trust Fund will be allocated to each Participant's accounts in the ratio that such account balance bears to all account balances. The Trustee will deliver to the Employer a statement of each Participant's account balances as of the last day of Plan Year.

13.12 NO DUTY TO INQUIRE. No person shall have any duty to make any inquiry as to the application or use of the Trust Fund, or any part thereof, or to inquire into the validity, expediency or propriety of any matter or thing done or proposed to be done by the Trustee.

13.13 INVALIDITY. In case any provisions of this Plan shall be invalid, this fact shall not affect the validity of any other provision.

13.14 TITLES. Titles to Articles and Sections are for convenience only and shall have no bearing upon the construction or interpretation of this Plan.

13.15 NO DUTY OF TRUSTEE TO COLLECT CONTRIBUTIONS. The Trustee shall be accountable for all contributions received but shall have no duty to require any contributions to be delivered or to determine if the contributions received comply with the Plan or with any Board of Directors resolution of the Employer providing for contributions.

13.16 TRUSTEE DISTRIBUTES BY COMMITTEE DIRECTION. The Trustee shall make distributions only through Committee direction. The Trustee shall have no responsibility to see how distributions are applied or to ascertain whether the Committee's directions comply with the Plan. Notwithstanding anything in the Plan to the contrary, payments made in accordance with these provisions will continue only so long as amounts remain in the Participant's accounts.

                                 ARTICLE XIV
                          AMENDMENT OR TERMINATION
14.1 AMENDMENT BY THE SPONSOR. Society National Bank, the sponsoring organization, reserves the right without being required to obtain the approval of the Employer to amend any part of the Plan from time to time, subject to the provisions of Article XII, Section 14.2 and the following:

     (A) Except as provided in Section 14.1(B) and (C), no amendment shall become effective until at least thirty (30) days' prior written notice (unless the Employer agrees to shorter notice) has been given to the Employer, nor shall any such amendment reduce Participants' benefits to less than the benefits to which they would have been entitled if they had resigned from the employ of the Employer on the effective date of the amendment;

     (B) An amendment of the Plan and Trust which the sponsor deems necessary to enable the Plan and Trust to meet the requirements of Section 401(a) of the Code may be made effective as of the date the Plan and Trust was established by the sponsor or as of any subsequent date;

     (C) An amendment of the Plan and Trust to conform the Plan and Trust to any change in the law, regulations or rulings of the United States may take effect as of the date such amendment is required to be effective. Any amendment executed pursuant to the provisions of this
          Section 14.1 shall be executed by an authorized officer of the sponsor, or its successor. For purposes of this Section 14.1, the Employer shall be deemed to have been furnished a copy of any amendment on the business day next following the mailing by the sponsor or the Trustee.

14.2 AMENDMENT BY ADOPTING EMPLOYER. The Employer may (1) change the choice of options in the Adoption Agreement, (2) add overriding language in the Adoption Agreement when such language is necessary to satisfy Section 415 or Section 416 of the Code because of the required aggregation of multiple plans, and (3) add certain model amendments published by the Internal Revenue Service which specifically provide that their adoption will not cause the Plan to be treated as individually designed. An Employer that amends the Plan for any other reason, including a waiver of the minimum funding requirement under Section 412(d) of the Code, will no longer participate in this Master or Prototype Plan and will be considered to have an individually designed Plan.

14.3 VESTING - PLAN TERMINATION. In the event of termination or partial termination of the Plan, the account balance of each affected Participant will be nonforfeitable.

14.4 VESTING - COMPLETE DISCONTINUANCE OF CONTRIBUTIONS. In the event of a complete discontinuance of contributions under the Plan, the account balance of each affected Participant will be nonforfeitable.

14.5 PLAN MERGER - MAINTENANCE OF BENEFIT. In the event of a merger or consolidation with, or transfer of assets to any other Plan, each Participant will receive a benefit immediately after the merger, consolidation or transfer (if the Plan then terminated) which is at least equal to the benefit the Participant was entitled to immediately before such merger, consolidation or transfer (if the Plan had then terminated).

14.6 DIRECT TRANSFER. In its discretion, the Trustee may accept the direct transfer of Plan assets from the trustee of other retirement plans described in Code Section 401(a). If the Plan receives a direct transfer of elective deferrals (or amounts treated as elective deferrals) under a Plan with a Code Section 401(k) arrangement, the distribution restrictions of Code Sections 401(k)(2) and (10) continue to apply to those transferred elective deferrals.

14.7 TERMINATION OF PARTICIPATION BY EMPLOYER. The Employer expects to continue its participation in this Plan indefinitely but reserves the right to terminate this Plan as to its Employees at any time by written instrument filed with the Trustee. In the event of such termination, partial termination or complete discontinuance of contributions, or termination as provided in Section 13.3, the account balance of each affected Participant will be nonforfeitable. Distribution to Participants who have theretofore become entitled to the payment of any benefits hereunder or to Spouses or Beneficiaries of deceased Participants shall be made in the same manner as if the Employer's participation had not terminated or contributions had not been discontinued.

    The account(s) of each such Participant, in the event of payment in other than a single sum, need not be converted into cash, but may continue to remain in the trust, with a right and obligation thereafter to participate in the net earnings, losses, taxes and expenses of the trust.

    If any Participant shall die after the termination of the Employer's participation and before all of said Participant's interest has been paid, then, upon the written direction of Employer, the entire undistributed portion shall be paid in a single sum to the Participant's Beneficiary.

    In the event of complete discontinuance of contributions, the Employer shall terminate this Plan as to its Employees and each Participant's interest shall be distributed to such Participant.

14.8 NOTICE OF AMENDMENT, TERMINATION OR PARTIAL TERMINATION. The Committee will notify affected Participants of an amendment, termination or partial termination of the Plan within a reasonable time.

14.9 SUBSTITUTION OF TRUSTEE. Any corporation or association into which the Trustee may be converted, merged or with which it may be consolidated, or any corporation or association resulting from any conversion, merger, reorganization or consolidation to which the Trustee may be a party, shall be the successor of the Trustee hereunder without the execution or filing of any instrument or the performance of any further act.

                                 ARTICLE XV
                     DISCHARGE OF DUTIES BY FIDUCIARIES
15.1 DISCHARGE OF DUTIES. Subject to the provisions of Articles IX and X, the Named Fiduciaries and any other fiduciary shall discharge their respective duties set forth in the Plan solely in the interest of the Participants and their Spouses and Beneficiaries and:

     (A)  for the exclusive purpose of:
          (1) providing benefits to Participants and their Spouses and Beneficiaries; and

          (2)  defraying reasonable expenses of administering the Plan;

     (B) with the care, skill, prudence and diligence under the circumstances then prevailing that a prudent person acting in a like capacity and familiar with such matters would use in the conduct of an enterprise of a like character and with like aims; and

     (C) by diversifying the investments of the Plan so as to minimize the risk of large losses, unless under the circumstances it is clearly prudent not to do so.

                                 ARTICLE XVI
                 AMENDMENT AND CONTINUATION OF ORIGINAL PLAN
16.1 AMENDMENT AND CONTINUATION. Notwithstanding any of the foregoing provisions of the Plan to the contrary, an Employer which has previously established a profit sharing Plan and trust or money purchase pension Plan and trust, as applicable, (the "Original Plan") may, in accordance with the provisions of the Original Plan, amend and continue that Plan in the form of this Plan and Trust and become an Employer hereunder, subject to the following:

     (A) Subject to the conditions and limitations of the Plan, each person who is a Participant or former Participant under the Original Plan immediately prior to the Effective Date of the amendment and continuation thereof in the form of this Plan will continue as a Participant under this Plan;

     (B) The words "Original Plan" shall be substituted for the word "Plan" where the word appears in Section 2.2 of the Plan;

     (C) No election may be made in the Adoption Agreement if such election will reduce the benefits of a Participant under the Original Plan to less than the benefits to which he would have been entitled if he had resigned from the employ of the Employer on the date of the amendment and continuation of the Original Plan in the form of this Plan;

     (D) The amounts, if any, credited to a Participant's or former Participant's accounts, immediately prior to the Effective Date of the amendment and continuation of the Original Plan in the form of this Plan shall constitute the opening balances in his or her accounts, as appropriate, under this Plan and Trust;

     (E) Amounts being paid to a former Participant or Beneficiary in accordance with the provisions of the Original Plan shall continue to be paid in accordance with such provisions; and

     (F) Any Beneficiary designation in effect under the Original Plan immediately before its amendment and continuation in the form of this Plan shall be deemed to be a valid Beneficiary designation filed with the Employer under Section 7.7 of this Plan, to the extent consistent with the provisions of this Plan, unless and until the Participant or former Participant revokes such Beneficiary designation or makes a new Beneficiary designation under this Plan.

     IN WITNESS WHEREOF, Society National Bank has established this prototype Plan as of the 24th day of March, 1995.

                          SOCIETY NATIONAL BANK

                          By:

                          Title: Senior Vice President and General Counsel

                               FUNDING POLICY

This Funding Policy, adopted by the Employer for the Plan hereinabove named, has been established and delivered to the Trustee of the Plan for the express purpose of conforming to the Employee Retirement Income Security Act of 1974, and to establish and identify certain corporate decisions and policies of the Employer respecting the source of Plan funding, the funding mechanisms, and broad investment considerations for the information of all parties in interest and for the information and guidance of the Trustee.

A.   Source   of  Funding:   The  Employer  intends  to   fund   the
     Plan by making periodic contributions to the Plan and Trust pursuant to a specified allocation formula.
B. Funding Mechanisms: The Employer, having considered various alternative funding mechanisms has determined that this Plan shall be fully Trusted.
C. Composition Of Contribution: The Employer intends to fund this Plan with deposits of cash.
D. Investment Considerations: Pursuant to the provisions of the Plan, the Employer has selected from one to ten investment vehicles offered by the Trustee (which may include registered open-end investment companies/mutual funds) from which the participants will be able to direct the investment of funds in their accounts held by the Trustee of the Plan. The Employer shall periodically review the selection of funds offered for participant investment options and may direct the Trustee, from time to time, consistent with the terms of the Plan to add, eliminate, or substitute other such funds as may be appropriate for purposes of assuring the safety of principal and to accomplish plan goals.
E.   Review   Of   Funding   Policy:   The  Employer   will   review
     with   the   Trustee  the  provisions  of  this   policy,   the
     objectives   and   characteristics  of  the   Plan,   and   the
     statement  of  investment  policy,  of  the  Trustee  at  least
     annually   prior   to   each  Employer  contribution   to   the
     Plan.

The   requirements  for  benefit  payments  under  this  Plan  being affected directly by various unpredictable factors, creating the need for lump sum payments, from time to time, investments shall be limited to readily marketable securities and such investments shall be amply diversified to minimize risk and better provide for an attractive, reliable investment yield.

Advance   notice   of   predictable  benefit  payment   requirements
shall   be   communicated   to   the  Trustee   to   better   permit
conversion of securities to provide cash for such purposes.

                     Plan Sponsor:    Shopsmith Inc.
                     By:
Date                 William C. Becker, Vice President, Finance


                     Trustee: Key Trust Company of Ohio, N.A.
3-12-97              /s/ Brian J Vallo
Date                 Brian J. Vallo, Trust Officer

                  DIRECTED ACCOUNT PROPRIETARY FUNDS LETTER
                     FUND LEVEL FEES (NON-DISCRETIONARY)

To: Key Trust Company of Ohio, N.A., a KeyCorp Affiliate, KeyBank National Association("Key"), KeyCorp Mutual Fund Advisers, Inc. ("Key Advisers").

I am aware that The Victory Portfolios ("Victory Portfolios") for which Key Advisers, a subsidiary of KeyBank National Association, a KeyCorp Bank, is currently the investment advisor, is a registered, open-end management investment company, commonly called a mutual fund, that offers investors a selection of various portfolios. The Distributor, Sponsor and Administrator of the Victory Portfolios are as described in the prospectuses provided with
this letter.   The Plan identified below (the  "Account") is not managed by any KeyCorp Bank, Key, Key Advisers, or their affiliates.

The undersigned is the named fiduciary authorized to make investment decisions on behalf of the Account and has received and read prospectuses for the Victory Portfolios, including the portions of the prospectuses describing investment advisory fees which may be paid to Key Advisers, or its affiliates by the Victory Portfolios and the additional fees described in the prospectuses under the sections entitled "Summary of Fund Expenses" and "Fund Organization and Fees" including the subheadings "Shareholder Servicing Agent" and "Custodian". Key or its affiliates may receive fees for services from The Victory Portfolios as disclosed in the prospectuses. While no charges will be
assessed to the Account for redeeming shares in   any   of the   Victory
Portfolios and commission (load) charges   will  be waived, the investment
advisory and other fees described in the prospectuses which Key Advisers, Key, or their affiliates will receive as a result of monies from the Account being invested in any of the Victory Portfolios, will be paid by the Victory Portfolios as described in the prospectuses and will not be credited back to the Account. In addition, other fees will continue to be charged to the Account according to the current fee schedule for the Account.

The Victory Portfolios provide all the benefits of mutual fund investing. These benefits include: daily valuation; listing of fund performance in most newspapers; portability of funds by plan participants through retention or direct transfer of shares to a successor plan; consistent and accurate performance reporting as required by law; frequent and detailed information about the Victory Portfolios through annual reports, semi-annual reports and prospectuses.


Shares of the Victory Portfolios are not insured by the FDIC, are not deposits or other obligations of, or guaranteed by, any KeyCorp Bank or KeyCorp Mutual Fund Advisers, Inc. ("Key Advisers"), and are subject to investment risk, including possible loss of the principal amount invested.

Shares of The Victory Portfolios are not insured or guaranteed by the U.S. Government, or any government agency, or government-sponsored agency of the Federal Government, or of any state.


NAME OF PLAN

Shopsmith Inc. Savings Plan

After reading the above and the accompanying prospectuses for the Victory Portfolios, the undersigned directs the investment of the Account in shares of the Victory Portfolios listed below. The undersigned understands and agrees that the investment advisory and the additional fees described in the prospectuses under the sections entitled "Summary of Fund Expenses" and "Fund Organization and Fees" including the subheadings "Shareholder Servicing Agent" and "Custodian" will be paid by the Victory Portfolios in addition to the other regular fees charged to the Account under the current fee schedule for the Account. This direction supplements our current agreement and shall continue in full force and effect until it is revoked in writing or by telephone to the Account's administrative
officer,   followed   within  five  business   days   with   written
notice.

3/18/97              /s/ William Becker
Date            By:  William C. Becker, Vice President, Finance


List of the Funds in The Victory Portfolios to be selected:
    Victory Financial Reserves
    Victory Diversified Stock
    KeyChoice Income and Growth
    KeyChoice Moderate Growth
    KeyChoice Growth


Key Advisers, a subsidiary of KeyBank National Association, a KeyCorp Bank, is the investment advisor to The Victory Portfolios. The Victory Portfolios are distributed by BISYS
Fund  Services,  which  is  not  affiliated  with  KeyCorp  or   any
of its affiliates. Key Advisers, KeyBank National Association, or their affiliates, receive fees for their services from The Victory Portfolios, as disclosed in the prospectuses.

                                 LOAN POLICY

For administrative convenience, in accordance with 11.10 of Shopsmith Inc. Savings Plan ("Plan"), the Committee adopts the following policies to govern the administration of loans
to   Participants   from  the  Plan.   All  capitalized   terms   in
this   policy  statement  shall  have  the  meaning  given  to  them in the Plan.

1. Applications. Applications from Participants shall be made in writing on a form supplied by the Committee,
   must   be   signed  by  the  Participant  and  be  submitted   to
   the  Committee  or  its  designee no  later  than  the  15th  day
   prior   to   the   date   the  loan   is   to   be   made.    The
   application of a married Participant for a loan shall include the written consent of his or her spouse to use the account balances of the Participant as security for the loan. Spousal consent shall be obtained no earlier than the beginning of the ninety (90) day period that
   ends  on  the  date  the  loan  is  to  be  made.   Consent  must
   be made in writing and must be witnessed by a member of the Committee or its designee, or be notarized.

2. Review and Approval. Application for loans will be reviewed as soon as practicable by the Committee. Incomplete applications, including those which do not evidence spousal consent, will be denied. Complete applications will be approved and the loan will be granted under such terms and conditions as the Committee deems reasonable, in the best interests of the Plan and its Participants, and subject to such conditions as the Committee believes necessary to protect the Plan's interests and obtain repayment of the loan, if under all the facts and circumstances, it appears to the Committee that the Participant has the ability to timely satisfy his or her obligation to repay the loan to the Plan.

3. Loan   Terms.   Notwithstanding  any  other  provision  of   this
   policy   statement,  all  loans  granted  from  the  Plan   shall
   be subject to the following:
   a. No loan shall be granted in an amount less than $1,000, nor greater than the limit specified in 11.10 (E) of the Plan;

   b. All loans will be secured by an assignment, pledge or other security interest in the Participant's vested account balances and such other security as the Committee may deem necessary to adequately protect the interests of the Plan as may be agreed to by the Trustee. Each loan granted from the Plan shall contain terms that allow the Committee to demand additional security for a loan in the event the original security is deemed by the Committee, in its sole and absolute discretion, to be insufficient to protect the interests of the Plan;

   c. A Participant may have no more than one loan outstanding at any given time, as determined by the Committee;

   d. Loans shall bear a reasonable rate of interest as determined by the Trustee at the time of granting the loan. The Trustee shall determine an interest rate commensurate with interest rates charged by the Trustee or any affiliate of the Trustee in the business of lending money, for loans which would be made under similar circumstances;

   e. Loans made to Participants who are employed by the Employer shall be repaid by automatic payroll deduction, in equal per pay installments, consisting of principal and interest, over a term determined by the Committee not to exceed five years with the exception of loans for the purpose of purchasing a principal residence of a Participant, which shall be for a term not to exceed 15 years. Loans made to Participants who are not employed by the Employer shall be repaid in equal monthly installments consisting of principal and interest over a term determined by the Committee, not to exceed five years;

   f. No loan shall be made to any Participant until the Participant has been provided with the appropriate disclosure documents required under the Federal Truth-in-Lending Act (15 U.S.C. 1601 et. seq.) and Regulation Z promulgated thereunder, and the Participant acknowledges in writing receipt of all such disclosure documents;

   g. All loans will be evidenced by a promissory note or such other appropriate documents, which shall contain such provisions as the Trustee deems advisable to protect the interests of the Plan and its Participants. Notwithstanding the foregoing, in the event of any default which the Trustee, pursuant to the provisions of the Plan, attempts to collect through legal action, the Trustee in its sole discretion as a fiduciary of the Plan may elect to waive any provision in the loan documents. All original loan documents shall be assets of the Trust and shall be held by the Trustee until such time as the loan obligation is satisfied in whole;

   h. Notwithstanding  anything  to  the  contrary  in   this   policy
      statement, any Participant shall have the right to prepay any loan from the Plan in whole or in part at any time by remitting such prepayment to the Trustee.

4. Default.   Default  shall  be  defined  as  the  failure  of   any
   Participant to comply with the terms of any loan from the Plan which shall continue uncollected for a period of thirty (30) days, or such longer period of time as the Committee may specify, based on the facts and circumstances of each such case, as may be necessary to cure any default and is in the best interest of the Plan and its Participants. Upon default the Committee shall:
   a. Direct the Trustee to commence appropriate action to collect the entire balance of the defaulted loan, including but not limited to seeking legal recourse and executing against any security or collateral securing the loan which is not a Plan asset;

   b. Direct the Trustee to deem the defaulted loan and any interest accruing thereon a distribution to the Participant, to the extent allowed by law;

   c. Direct the Trustee to withhold from any distribution due to the defaulting Participant the amount necessary to satisfy the defaulted obligation, including accrued interest; and

   d. Take such other steps as the Committee may deem appropriate to protect the interest of the Plan and its Participants.

Nothing contained in this policy statement shall be construed to modify any provision of the Plan. In administration of the loan program the Committee shall treat similarly situated Participants in as similar a manner as possible, subject to the creditworthiness of the applying Participants.

In Witness Whereof, the Committee hereby adopts this policy this 12 day of March, 1997.


Key Trust Company of Ohio, N.A.                   Shopsmith Inc.
/s/ Brian J. Vallo                           /s/ William Becker
Brian J. Vallo                               William C. Becker
Trust Officer                                Vice President, Finance

                          SERVICE AGREEMENT
   ENROLLMENT SERVICES

N/A   Travel and expenses
N/A   Customized enrollment package -- quoted fee
[X]   An Administrative Services manual will be provided at no cost

   ADDITIONAL ENROLLMENT SERVICES AND UNDERSTANDINGS



   ADMINISTRATIVE SERVICES

   All administrative service fees will be guaranteed for 2 year from the effective date of the plan. The following services will be provided at $33 per participant or a minimum fee of $4,000 and set-up fee (for Prototype Plans) of $1,000.

[X]      Complete trustee services
[X]      Daily fund and account valuation
[X]      Daily fund transfers
[X]      Daily fund distributions
[X]      Daily participant telephone inquiry and transaction processing
[X]      Monthly employer transaction and asset reports, referred to as
         "Flash Reports"
[X]      Annual certified trustee reports, referred to as the "R-040"
[X] Quarterly newsletter mailed with participant statements within 20 business days of the quarter end
[X]      Quarterly Investment Return Information and Economic Review
[X]      Compliance testing - See Addendum
[X]      Continuous tracking of deferral limits
[X] Up to ten investment options from eligible fund families including three lifestyle funds
[X]      Publicly traded company stock may be the eleventh investment option
[X] Preparation and mailing of IRS Form 945 and magnetic filing of IRS Form 1099 to participants receiving distributions
[X]      Forfeiture processing
[X]      Maintenance of PRISM(registered trademark) Prototype Plan Documents
[X]      Conversion of existing recordkeeping data when in good order
N/A      Telephone Enrollment

Additional administrative services and understandings

Additional PRISM(registered trademark)  Services Include:

   -Additional ADP/ACP testing         $500.00 each additional test
   -Leveling of failed ADP/ACP test    $25.00 per refund check
   -Current GIC's held to maturity     $500.00 annually for each contract held
   -Custom Enrollment Package          quoted fee
   -Non-electronic contribution processing $2.00 per participant
   -Company Stock                      25 basis points
   -Annual proxy solicitation          $2.00 per participant
   -Investment offerings in excess of  $1,000 per extra fund set-up charge
    ten mutual funds                   $500.00 per year per extra fund offered
   -Processing of payroll tapes in     $50.00 per excess tape
      excess of 8 per month
   -One outstanding loan per participant $50.00 set-up fee
   -Other services requested by the    $80.00 per hour
      prospect not detailed here

   Additional services and understandings




This is not complete but only highlights the services that will be provided to the Plan and it's Participants.

ACCEPTED BY                     ACCEPTED BY
KEYCORP                         SHOPSMITH INC.

02-10-97       /s/ Brian Vallo  02-10-97 /s/ Chuck Hofmann
  Date         Brian J. Vallo     Date   Chuck Hofmann
               Trust Officer             Treasurer

                              ADDENDUM
COMPLIANCE

[X]   ADP/ACP Testing
        Semi-annual ADP/ACP Testing will be performed at mid-year and
        year-end for all  clients.   (See fee schedule for charges to
        Level III accounts)

[X]   Top-Heavy (Sec. 416) Testing
        This test will be performed annually for those clients not maintaining any other plans that must be aggregated with the PRISM(registered trademark) plan. (Appropriate data will be provided to the Plan Sponsor or to the other service provider to complete this test when multiple plans are valued.)

[X]   Determination Letters
        For standardized prototype plans, only a Notice to Interested Parties is required to be prepared. (The PRISM(registered trademark) standardized prototype plan may only be used if the sponsor currently does not or never maintained a defined benefit plan.)

        For non-standardized prototype plans, determination letter applications will be prepared, as required by IRS.

        Determination letter applications will not be filed for individually drafted plans.

[X]   Summary Plan Descriptions
       will be prepared for all PRISM(registered trademark) prototype plans

[X]   IRS Form 5500
       IRS Form 5500 will be prepared for all clients (in cooperation with the plan's auditors, where appropriate)

[X]   410(b) Coverage Testing


[X]   401 (a)(26) Minimum Participation

                         SPECIMEN SIGNATURES

CERTIFIED SIGNATURES OF THOSE WHO HAVE AUTHORITY TO COMMUNICATE
INSTRUCTIONS TO KEY TRUST COMPANY OF OHIO, N.A. AS TRUSTEE FOR THE
     Shopsmith Inc. Savings Plan

TYPE NAME AND TITLE                     SIGNATURE

1.     NAME    John R. Folkerth, Sr.      1. /s/ John R. Folkerth
 TITLE President
2.     NAME    William C. Becker          2. /s/ William Becker
 TITLE Vice President, Finance
3.     NAME    Chuck Hofmann              3. /s/ Chuck Hofmann
 TITLE Treasurer
4.     NAME                               4.
 TITLE

                                                           EXHIBIT 11.1

   SHOPSMITH, INC. AND SUBSIDIARIES

   COMPUTATION OF CONSOLIDATED OPERATIONS PER COMMON SHARE FOR THE THREE
   YEARS ENDED April 5, 1997, March 30, 1996, AND April 1, 1995
                                        1997         1996        1995
   Net income applicable to shares  $ 1,802,558  $ 3,027,714  $ 1,420,747

   Weighted average number of
   common shares outstanding          2,743,314    2,677,826    2,558,182

   Income per common share          $      0.66  $      1.13  $      0.56

   NOTE: The difference between fully diluted and primary earnings is not material.

                                                           EXHIBIT 13.1



                               Shopsmith, Inc.
                        Annual Report to Shareholders
                             For the Year Ended
                                April 5, 1997

                      SHOPSMITH, INC. AND SUBSIDIARIES

 Financial Highlights:                        ..Fiscal Years Ended..
                                      April 5,      March 30,      April 1,
                                       1997            1996          1995
 Results of operations
   Net sales                      $  18,469,161  $ 17,409,832  $  17,728,890
   Income before income taxes and
       extraordinary item             1,802,558     1,513,890      1,420,747
   Income tax benefit                         -       743,000              -
   Income before extraordinary item   1,802,558     2,256,890      1,420,747
   Extraordinary item                         -       770,824              -
   Net income                         1,802,558     3,027,714      1,420,747

 Per share of Common Stock:
   Income before income taxes and
       extraordinary item          $       0.66   $      0.57  $        0.56
   Income before extraordinary item        0.66          0.84           0.56
   Extraordinary item                         -          0.29              -
   Net income                              0.66          1.13           0.56
   Shareholders' equity (deficit)          1.32          0.68          (0.46)
   Dividends                                  -             -              -


 Financial position:
   Working capital                 $  2,507,407    $  634,742   $   (917,834)
   Total assets                       6,548,821     5,024,214      4,415,344
   Long-term debt                             -             -        923,024
   Shareholders' equity (deficit)     3,620,746     1,809,480     (1,224,699)
   Current ratio                           1.86          1.20           0.81
   Total debt to equity ratio              0.81          1.78            N/A
Common shares outstanding             2,663,675     2,659,175      2,654,566

                                  Contents
Letter to Shareholders                               3
Reporting responsibility                             5
Report of Independent Auditors                       6
Consolidated Financial Statements                    7
Notes to Consolidated Financial Statements          12
Management's Discussion and Analysis                20
Selected Financial Data                             22
Shareholders' Information                           23
Directors and Officers                              24

                              Corporate Profile

Headquartered in Dayton, Ohio, Shopsmith, Inc. is recognized as a leader in the production and marketing of quality woodworking tools. The Company distributes these tools and other woodworking products directly to consum- ers through demonstration and mail selling channels. The name "Shopsmith" is a registered trademark which the Company applies to the majority of the products it produces. The Company's common shares are traded in the over- the-counter market.

To Our Shareholders:

I am very pleased to report that our fiscal 1997 was a year of increased success for Shopsmith. Earnings before taxes and extraordinary items was $1,803,000 or $.66 per share in the year ended April 5, 1997 compared to
$1,514,000 or $.57 per share last year.   In fiscal 1996, we realized an
extraordinary gain of $771,000 or $.29 per share from an early debt repay- ment and an income tax benefit of $743,000 or $.27 per share because of a reduction in the deferred tax valuation allowance in accordance with cur- rent accounting rules. These two items moved net income last year to $3,028,000 or $1.13 per share against net income of $1,803,000 or $.66 per share in the current year.

Revenues increased by 6% in fiscal 1997 to $18,469,000 from $17,410,000 last year. Equally important, our gross margin rate climbed from 52% in fiscal 1996 to 55% in the current year. The increased sales and the im- proved margin rate combined to increase gross margin by $1,091,000 or 12% in the current year when compared to last year. The demonstration sales effort was primarily responsible for these improvements which it achieved by reinvesting a portion of the enhanced margins in increased advertising effort.

We continued during the year to focus on our core selling effort, the dem-onstration sales of our multi-purpose woodworking tool. To enhance this effort's effectiveness we:

* Developed improved methods for identifying promising selling venues.
* Refined the placement of television advertising and that of other media.
* Developed improved sales representative training and coaching.
* Increased the number of demonstration sales events, most particularly in areas of our market that have not recently been visited by our selling staff.

In addition to the improvements in our demonstration sales efforts, we ini-tiated a telephone sales solicitation program which has begun to show suc-cess. Telephone sales representatives contact potential customers who have responded to mail, television or other forms of advertising. Our mail sales and factory showroom efforts also performed well this year. Strong sales results were coupled with continued improvements in quality and pro- ductivity as we further refined our production and administrative efforts.

Profitable operations in fiscal 1997 caused net worth to increase to more than $3.6 million. This net worth level allows Shopsmith to meet one of the requirements (net worth in excess of $3 million) for quotation on the NASDAQ SmallCap market (an automated system established to serve the needs of smaller firms and their shareholders). The remaining requirement that the Company needs to attain is for our stock bid price to exceed $3 for at least 30 days prior to listing.

The positive cash flow provided by our operations beyond that needed for equipment repair and replacement, has permitted the Company to begin look- ing at investment opportunities. We have begun delivering the first new product developed since our 1994 turnaround. This item, an oscillating drum sander attachment for the Mark V, allows the woodworker to sand curved edges much more effectively and with less chance of burning the wood than does a fixed drum sander.

Longer term, we are exploring alternatives for using the cash-generating capacity of our core demonstration sales business as a base for expansion into related fields. Our intent is to experiment with several opportuni- ties on a small scale and then to more fully exploit those that have proven successful.

We are delighted that fiscal 1997 was such a successful year for our Com-pany. We are investing in the future of the business to hopefully continue the trend of increasing profits that we have enjoyed for the past three years. We remain focused on providing our owners with an attractive return and a positive future. I thank all those who have helped us progress in-cluding our associates, vendors, customers and lenders.


John R. Folkerth
Chairman of the Board
Chief Executive Officer

REPORTING RESPONSIBILITY

Shopsmith's management is responsible for the preparation and integrity of the consolidated financial statements presented in this Annual Report. These statements have been prepared in conformity with generally accepted accounting principles using the best estimates and judgments of management.

Management believes that the Company's accounting control systems provide reasonable assurance that assets are safeguarded and that financial infor-mation is reliable.

Independent public accountants are selected annually by the Board of Direc-tors, subject to approval by shareholders, to audit the financial state-ments. Their audit included a review of the internal control structure to the extent they considered necessary and selective tests of transactions to support their report which follows.

The Audit Committee, comprised of outside directors, meets regularly with management and the independent public accountants to review financial re-porting, internal accounting controls, and audit results.





William C. Becker,
Vice President of Finance
Chief Financial Officer





John R. Folkerth,
Chairman of the Board
Chief Executive Officer

                                Crowe Chizek
                       REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Shopsmith, Inc.
Dayton, Ohio

We have audited the accompanying consolidated balance sheets of Shopsmith, Inc. and Subsidiaries as of April 5, 1997 and March 30, 1996 and the related statements of operations, changes in shareholders' equity (deficit), and cash flows for the years ended April 5, 1997, March 30, 1996 and April 1, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shopsmith, Inc. and Subsidiaries as of April 5, 1997 and March 30, 1996 and the consolidated results of their operations and their cash flows for the years ending April 5, 1997, March 30, 1996 and April 1, 1995, in conformity with generally accepted accounting principles.

                                        /s/ Crowe, Chizek and Company LLP

                                       Crowe, Chizek and Company LLP

Columbus, Ohio
June 3, 1997

                      SHOPSMITH, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                        ..Fiscal Years Ended..

                                 April 5,         March 30,        April 1,
                                  1997             1996             1995
 Net sales                    $  18,469,161   $  17,409,832    $  17,728,890
 Cost of products sold            8,395,103       8,426,553        9,352,210
 Gross margin                    10,074,058       8,983,279        8,376,680

 Selling expenses                 5,729,345       4,770,037        4,415,639
 Administrative expenses          2,671,917       2,723,534        2,504,835
   Total operating expenses       8,401,262       7,493,571        6,920,474

 Income from operations           1,672,796       1,489,708        1,456,206

 Interest income                     72,676          30,893           18,351

 Interest expense                      (614)        (32,678)        (118,904)

 Other income, net                   57,700          25,967           65,094

 Income before income taxes and
   extraordinary item             1,802,558       1,513,890        1,420,747

 Income tax benefit (Note 8)              -         743,000                -

 Income before extraordinary item 1,802,558       2,256,890        1,420,747

 Extraordinary item- gain from
   extinguishment of debt
  (Notes 4 and 6)                         -         770,824                -

 Net income                   $   1,802,558   $   3,027,714    $   1,420,747

 Income per common share:
   Before extraordinary item  $        0.66   $        0.84    $        0.56

   Extraordinary item                     -            0.29                -

   Net income                 $        0.66   $        1.13    $        0.56

 See notes to consolidated financial statements

                       SHOPSMITH INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                                                    April 5,        March 30,
                                                      1997            1996
           ASSETS (Notes 1 and 3)
 Current Assets:
   Cash (Note 2)                                  $  1,106,873   $    560,201
   Restricted cash (Note 2)                            114,151        314,635
   Short-term investments (Note 2)                   1,513,397        740,871
   Accounts receivable:
     Trade, less allowance for doubtful accounts:
       $342,617 in 1997 and $235,007 in 1996           419,101        292,694
   Inventories (Note 2):
       Finished products                               562,346        594,487
       Raw materials and work in process             1,105,712        916,472
             Total inventories                       1,668,058      1,510,959
   Deferred income taxes (Note 8)                      284,000        253,000
   Prepaid expenses                                    329,902        177,116
             Total current assets                    5,435,482      3,849,476

 Properties (Notes 2 and 6):
   Machinery, equipment and tooling                  6,841,126      6,762,942
   Leasehold improvements                              190,835        190,835
         Total cost                                  7,031,961      6,953,777
   Less accumulated depreciation and
     amortization                                    6,507,780      6,345,197
         Net properties                                524,181        608,580

 Deferred income taxes (Note 8)                        587,000        563,000

 Other assets                                            2,158          3,158

 Total assets                                     $  6,548,821   $  5,024,214

                                  Continued

                       SHOPSMITH INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                                                    April 5,        March 30,
                                                      1997            1996
       LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities:
   Accounts payable                               $  1,179,261   $    847,750
   Capital lease obligations-current                         -          4,881
   Customer advances                                    58,940         53,921
   Accrued liabilities:
     Compensation, employee benefits and
       payroll taxes                                   860,994        812,299
     Sales tax payable                                 148,703        152,632
     Accrued recourse liability                        145,511        352,872
     Accrued expenses                                  413,648        806,036
     Other                                             121,018        184,343
             Total current liabilities               2,928,075      3,214,734

 Contingencies (Note 9)

 Shareholders' Equity (Notes 1 and 7):
   Preferred shares- without par value;
     authorized 500,000, none issued                         -              -
   Common shares- without par value;
     authorized 5,000,000; issued and
     outstanding 2,663,675 in 1997 and
     2,659,175 in 1996                               2,993,633      2,984,925
   Retained earnings (deficit)                         627,113     (1,175,445)
             Total shareholders' equity              3,620,746      1,809,480

 Total Liabilities and Shareholders' Equity       $  6,548,821   $  5,024,214

               See notes to consolidated financial statements.

                       SHOPSMITH INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
                              EQUITY (DEFICIT)
                                                                Retained
                                          Common shares         Earnings
                                       Number      Amount       (Deficit)       Total
 Balance, April 2, 1994              2,398,244  $ 2,821,097  $ (5,623,906)  $ (2,802,809)

   Net income for fiscal 1995                                   1,420,747      1,420,747
   Common shares issued
     under employee stock
     purchase plan (Note 7)            205,600      129,184                      129,184
   Common shares issued
     to employee benefit plans          50,722       28,179                       28,179

 Balance April 1, 1995               2,654,566    2,978,460    (4,203,159)    (1,224,699)

   Net income for fiscal 1996                                   3,027,714      3,027,714
   Common shares issued
     under employee stock
     purchase plan (Note 7)              3,800        6,465                        6,465
   Stock options exercised (Note 7)        809            -                            -

 Balance March 30, 1996              2,659,175    2,984,925    (1,175,445)     1,809,480

   Net income for fiscal 1997                                   1,802,558      1,802,558
   Common shares issued
     under employee stock
     purchase plan (Note 7)              4,500        8,708                        8,708

 Balance April 5, 1997               2,663,675  $ 2,993,633  $    627,113   $  3,620,746

               See notes to consolidated financial statements

                       SHOPSMITH INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOW
                                                           Fiscal Years Ended
                                                  April 5     March 30,    April 1,
                                                   1997         1996         1995
 Cash flows from operating activities:
   Net income                                   $1,802,558   $3,027,714   $1,420,747
   Adjustments to reconcile net income to
     cash provided from operating activities:
       Depreciation and amortization               212,203      212,663      309,490
       Provision for doubtful accounts             135,122      263,445      156,791
       (Gain) loss on disposal of properties        (9,911)           -       29,353
       Decrease in reserve for excess inventory          -            -     (555,076)
       Decrease in restructuring reserve                 -     (294,229)  (1,471,227)
       Deferred income taxes                       (55,000)    (816,000)           -
       Gain on extinguishment of debt                    -     (770,824)           -
       Cash provided from (required for) changes
         in assets and liabilities
           Restricted cash                         200,484       35,614     (350,249)
           Accounts receivable                    (261,529)     138,964       13,886
           Inventories                            (157,099)     223,208    2,951,232
           Other current assets                   (152,786)     (16,883)     395,976
           Other assets                              1,000            -       38,410
           Accounts payable and customer advances  336,530     (997,807)    (263,922)
           Other current liabilities              (618,308)     227,512     (634,249)
 Cash provided from operating activities         1,433,264    1,233,377    2,041,162

 Cash flows from investing activities:
   Maturity of short-term investments              750,000      750,000            -
   Purchase of short-term investments           (1,522,526)    (748,912)    (741,959)
   Property additions                             (127,804)    (208,242)    (287,935)
   Proceeds from sale of property                    9,911            -        3,500
 Cash used in investing activities                (890,419)    (207,154)  (1,026,394)

 Cash flows from financing activities:
   Common shares issued                              8,708        6,465      157,363
   Decrease in term loan                                 -     (323,310)    (354,404)
   Decrease in accounts payable long-term                -     (496,649)  (1,147,402)
   Decrease in capital lease obligations            (4,881)     (13,443)     (58,663)
 Cash provided from (used in) financing activities   3,827     (826,937)  (1,403,106)

 Net increase (decrease) in cash                   546,672      199,286      (388,338)

 Cash:
   At beginning of year                            560,201      360,915       749,253
   At end of year                               $1,106,873   $  560,201   $   360,915

               See notes to consolidated financial statements

                      SHOPSMITH, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BUSINESS DESCRIPTION
   The Company's sole business activity is the marketing and selling of quality woodworking products in the United States through demonstration, telephone solicitation and mail-order selling channels and, to a limited degree, through dealers in the United States, Canada and the United Kingdom. Shopsmith branded products account for substantially all of net sales. The majority of these products (as measured by dollar value) are manufactured by the Company.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   PRINCIPLES OF CONSOLIDATION
   The consolidated financial statements include the accounts of the parent company and its subsidiaries, after elimination of significant intercompany balances and transactions.

   STATEMENT OF CASH FLOWS
   Following is supplementary information relating to the consolidated statement of cash flows:

        Cash paid for the following items:      1997       1996       1995
        Interest                            $     614  $  32,678  $ 149,627
        Income taxes (net of refunds)          52,116     50,000    (98,230)

   Following is supplementary information of non-cash investing and finance activities:

     Capital lease obligations of $36,266 were incurred in fiscal 1995 when the Company entered into leases for new computer equipment and software.

   CASH
   Depository transactions and disbursements are handled primarily by one local financial institution. Approximately $114,000 and $315,000 was maintained at April 5, 1997 and March 30, 1996, respectively in an account restricted for use in funding the Company's recourse obligations should the Company be unable to do so itself through its normal operations. Cash and cash equivalents include highly liquid debt instruments purchased with a maturity of three months or less.

   SHORT-TERM INVESTMENTS
   The Company determines the appropriate classification for its short-term in- vestments, which, at April 5, 1997, consist only of U.S. Government or Government backed debt securities, at the time of purchase and reevaluates this determination at each balance sheet date. The Company classifies investments with maturities of less than six months as held to maturity and values them at amortized cost. The fair value of such investments at April 5, 1997 approximates their amortized cost.

   Investments with a maturity greater than six months are classified as avail- able for sale and recorded at fair value. At April 5, 1997 the Company had approximately $1 million of available for sale securities maturing from March 1998 to February 1999. The fair value of these securities at April 5, 1997 approximates their cost. By policy of the Board of Directors, the Company's short-term investments may consist only of U.S. government backed debt securities or corporate obligations rated not less than A1 or A+.

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

   INCOME TAXES
   The Company accounts for income taxes using the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS
   109). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

   INSTALLMENT CONTRACTS
   Retail installment contracts sold to financial institutions were $10.7 million in fiscal 1997, $9.7 million in fiscal 1996 and $8.5 million in fiscal 1995. Of these contracts, $9.0 million, $7.5 million and $7.1 million were sold without recourse in fiscal 1997, 1996 and 1995, respectively. At April 5, 1997 approximately $1.2 million of installment contracts sold to a financial institution with a recourse provision were still outstanding.

   PRODUCT WARRANTIES
   Products are warranted against defects in material and workmanship for one year. Estimated costs are accrued for warranties presently in force. Research and Development Costs Research and development costs were not material in 1997, 1996 and 1995.

   INCOME PER COMMON SHARE
   Income per common share is computed using the weighted average number of common and common equivalent shares outstanding during the year, amounting to 2,743,945 shares in fiscal 1997, 2,677,826 shares in fiscal 1996 and 2,558,182 shares in fiscal 1995.

   ENVIRONMENTAL REMEDIATION COSTS
   Costs incurred to investigate and remediate contaminated sites are expensed. Liabilities for these expenditures are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated.

   ESTIMATES
   In preparing financial statements, management must make estimates and assumptions. These estimates and assumptions affect the amounts reported for assets, liabilities, revenue and expenses, as well as affecting the disclosures provided. Future results could differ from the current estimates. Areas involving the use of management's estimates and assumptions include the allowance for doubtful accounts, inventory cost, depreciation of property and equipment, deferred income tax valuation allowances, product warranty accruals and other accrued liabilities.

   FISCAL YEAR
   Shopsmith's fiscal year follows a 52/53 week pattern consistent with its fiscal year for tax purposes. The year ended April 5, 1997 was a 53 week year while the years ended March 30, 1996 and April 1, 1995 were 52 week years.

3. BANK LINE OF CREDIT
   As of April 5, 1997 a revolving credit agreement provided for maximum short-term borrowing of $500,000 subject to certain limitations based upon inventory levels. Interest is charged at the bank's prime rate plus 0.75 percent. No amounts were outstanding under this arrangement at April 5, 1997. The agreement requires compliance with certain minimum net worth, working capital, financial leverage and other miscellaneous covenants and expires June 30, 1997. Substantially all tangible assets are pledged as collateral.

4. ACCOUNTS PAYABLE RESTRUCTURING
   In June 1995, the Company paid about $860,000 in satisfaction of about $1,473,000 in debt under a voluntary payment plan that was agreed with creditors in May 1994. The resultant $613,000 gain was recorded in fiscal 1996 as an extraordinary item.

5. EMPLOYEE BENEFIT PLANS
   Shopsmith maintains a defined contribution employee benefit plan covering substantially all employees. Until April 1994, the Company matched employee contributions of up to four percent of compensation at rates of 25 or 50 percent, depending on amounts contributed by employees. The Company discontinued the matching contributions in April 1994 and resumed matching contributions at the above-mentioned rates on January 1, 1995. The Company contributed $36,500, $26,400 and $8,100 to this plan in fiscal 1997, 1996 and 1995, respectively. The Company provides certain health care and life insurance benefits to substantially all employees. These benefits are provided through a combination of insurance and self-insurance deductibles.

6. LEASES
   Leases on real estate (manufacturing, storage, office and retail store premises) and equipment expire through fiscal 2000.

   In October 1995, the Company paid about $294,000 in satisfaction of about $452,000 in debt under an early lease cancellation agreement that was reached in December 1994. The resultant $158,000 gain was recorded in fiscal 1996 as an extraordinary item.

   The lease on the Company's manufacturing and headquarters building expires during fiscal 2000.

        Operating lease obligations for listed        Operating
        future fiscal years are:                        Leases
             1998                                $       515,183
             1999                                        500,687
             2000                                        239,702
             2001                                         19,407
        Total minimum lease obligations          $     1,274,979

   Rent expense was $422,700 in fiscal 1997, $379,100 in fiscal 1996 and $399,400 in fiscal 1995.

7. STOCK OPTIONS AND EMPLOYEE STOCK PURCHASE PLAN
   In July, 1988, the shareholders approved the 1988 Director Option Plan which provides for granting options for up to 52,500 shares. Under the plan, an outside director of the Company could choose individually to be compensated for services by payment of a cash retainer or by being awarded stock options with values at time of issuance approximately equal to the cash retainer. Op- tions are exercisable over ten years beginning one year from the date of grant. The plan originally included stock appreciation rights. These rights were surrendered by affected participants in December 1996.

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

   In June 1993, the Company granted a non-qualified stock option, outside the 1988 and 1984 plans, for 20,000 shares to an employee to purchase stock at $3.00 per share. The option becomes exercisable in annual installments beginning one year from the date of grant and expires on June 20, 2003.

   In August 1993, the Company adopted an employee stock purchase plan which permits eligible employees and directors of Shopsmith to purchase from time to time up to 250,000 Shopsmith common shares directly from the Company without payment of brokerage fees. The purchase price of the shares purchased under the plan is the market price of the shares (based upon a five-day average closing price at the time of purchase). 4,500, 3,800 and 205,600 shares were purchased under the plan during fiscal 1997, 1996 and 1995, respectively.

   In March 1994, the Company granted an option for 35,000 shares at the then-current market price of $1.92 per share to the lessor of its headquarters and manufacturing buildings in exchange for an agreement to reduce the space leased. The option expires five years from the date of grant.

   In July 1995, the shareholders approved the 1995 option plan which provides for granting options for up to 250,000 shares. Also in July 1995, the shareholders ratified the grant of options, which are contingent upon the achievement of certain pre-tax income thresholds in fiscal 1995, 1996 and 1997, for 220,000 shares at $1.91 per share to a group of employees under this plan. In any of those years in which the Company's pre-tax income equals or exceeds the threshold, one third of the options will become exercisable 75 days after that year's end. In any of those years where the Company's pre-tax income is less than the established thresholds, one third of the options will terminate. Fiscal 1995, 1996 and 1997 pre-tax income exceeded the applicable thresholds and thus all of the options granted will become exercisable in accordance with the plan.

Additional information relating to the option plans is as follows:

                    1995 Plan          1988 Directors' Option Plan     1984 Plan
                  1997    1996   1995      1997    1996    1995      1997    1996      1995
Granted         70,000       - 230,000         -       -       -         -       -         -
Cancelled       42,000  51,191       -         -       -   1,557     1,250   10,500   38,000
Expired              -       -       -         -       -
Available       43,191  71,191  20,000     1,557   1,557   1,557         -        -        -
Exercised            -     809       -         -       -       -         -        -        -
Average
exercise price $      - $  1.91 $     -   $     - $    - $     -   $     -        -        -
Exercisable
at year end     90,667  59,333            47,514  47,514  47,514    21,250   22,500   23,500
Outstanding
 at year end   206,000 178,000 230,000    47,514  47,514  47,514    21,250   22,500   33,000
Average
 option price  $  1.84 $  1.91 $  1.91   $  0.93 $  0.93 $  0.93   $  3.98  $  4.17 $   4.04

   Except for outstanding options, the plans terminate in ten years.

   In accordance with the provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company applies APB Opinion 25 and related Interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS 123, 1997 net in- come and earnings per share would have been reduced to the proforma amounts indicated in the table below.

             Net income- as reported          $    1,802,558
             Net income- pro forma                 1,777,675

            Earnings per share- as reported   $         0.66
            Earnings per share- pro forma     $         0.65

   The fair value of each options grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

            Expected dividend yield                        0%
            Expected stock price volatility               12%
            Risk-free interest rate                      6.4%
            Expected life of options                  5 years

   The effects of applying SFAS 123 in this proforma disclosure are not indicative of future amounts. Because no options were granted in 1996
   there are no proforma amounts to report for 1996.   SFAS 123 does not apply
   to periods prior to 1996.

8. INCOME TAXES
   The income tax provision (benefit) reflected in the consolidated statements of operations is comprised of the following:

                                          1997          1996          1995
 Current
   Federal                           $   55,000    $  50,000    $        -
   State and local                       23,000            -

 Deferred                               587,000      517,000       403,000
   Provision for income taxes before
     effect of adjustment of
     valuation allowance                642,000      590,000       403,000

 Effect of adjustment of
     valuation allowance               (642,000)  (1,333,000)     (403,000)

 Income tax benefit                  $        -    $(743,000)   $        -

   The income tax provision attributable to the 1996 extraordinary item is $262,000 and is completely offset by the change in the valuation adjustment.

   The change in the valuation allowance in 1997, 1996 and 1995 represents the realization of tax benefits of temporary differences and net operating loss carryforwards which reversed during the respective periods. In 1996, $816,000 of the change also represents the Company's reevaluation of the realizability of future tax benefits because of its continued profitability. Deferred in- come taxes reflect the impact of temporary differences between the amount of assets and liabilities recorded for financial reporting purposes and such amounts as measured by tax laws and regulations.

      The components of deferred tax assets and liabilities included in the balance sheet are as follows:

                                          1997          1996          1995
 Expense accruals not currently
   deductible                        $  371,000    $ 565,000    $  507,000
 Inventory valuation                     17,000       14,000        37,000
 Allowance for doubtful accounts        116,000       80,000        32,000
 Less valuation allowance              (220,000)    (406,000)     (576,000)
   Current                              284,000      253,000             -

 Tax loss carryforwards                 714,000    1,201,000     1,847,000
 Tax credit carryforwards               237,000      237,000       237,000
 Accumulated depreciation               (14,000)     (16,000)      (12,000)
 Alternative minimum tax payments       103,000       50,000             -
 Less valuation allowance              (454,000)    (909,000)   (2,072,000)
   Noncurrent                           586,000      563,000             -
     Total                           $  870,000    $ 816,000    $        -

   The Company's effective tax rate differs from the U.S. statutory federal tax rate as follows:

                                          1997          1996          1995

 Federal statutory rate                    34.0%        34.0%         34.0%
 Nondeductible expenses
   principally meals and entertainment      1.4%         0.9%          0.5%
 Valuation allowance                      -35.6%       -88.1%        -28.4%
 Other, net                                 0.2%         4.1%         -6.1%
                                            0.0%       -49.1%          0.0%

The Company's net operating losses and tax credits expire as follows:

                                     Net Operating            Tax
                                         Losses             Credits
 1999                                                     $     34,000
 2000                                                          148,000
 2004                                                            4,000
 2005                                                           23,000
 2006                                                           18,000
 2007                                                           10,000
 2009                                 $     92,000
 2010                                    2,008,000
                                      $  2,100,000        $    237,000

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

   Additionally, the Company is involved with certain environmental issues:

       The Company was identified by the Illinois Environmental Protection Agency (IEPA) as one of approximately 300 potentially responsible parties (PRP's) for the clean up of an abandoned hazardous waste treatment, storage and disposal facility in East St. Louis, Illinois. The PRP's formed the Wastex Joint Steering Committee (WJSC) to perform the government-mandated removal action. The Illinois Circuit Court for St. Clair County entered a "Partial Consent Order" terminating IEPA's administrative proceedings against members of the WJSC. Barring unforeseen environmental concerns, the Company's liability with respect to the site should be concluded.

       The Company and over 500 other PRP's were ordered by the Environmental Protection Agency (EPA), under the federal "Superfund" legislation, to take action to secure a landfill in Huber Heights, Ohio. The extent and nature of the contamination, insurance coverage available to the Company, and the participation by additional PRP's in the clean up of this site are not fully known at this time. The EPA has been focusing on the top 104 PRP's which sent over 1,000 yards of waste to the site. The Company is number 62 in the volumetric list of generators.
       However, there is no evidence that the Company sent hazardous substances to the site and no allocation of responsibility has been made. It has been preliminarily esti- mated that the clean-up of the site will cost approximately $20 million.

       The Company received notice of a potential claim for environmental li-abilities associated with soil and groundwater contamination at a Jefferson City, Missouri facility previously operated by a Company subsidiary. The current owner of the property has notified previous owners and operators of the site that they are liable for the costs of its investigation and cleanup of volatile organic compound contamination to soil and groundwater at the site. The current owner estimates the cost of cleanup to exceed one million dollars. Company records indicate that all its hazardous waste shipments from this facility were sent to the East St. Louis site discussed above. The

       Company, therefore, believes that the contamination was caused by previous owners of the site and that it is not responsible for clean-up costs. In a related matter, the Company's predecessor at the site claims that the Company is contractually obligated to indemnify the predecessor with respect to any cleanup costs imposed upon the predecessor. The Company denies any such obligation and has notified the predecessor that it is the Company's position that the predecessor is contractually obligated to indemnify the Company with respect to any such cleanup costs. At this point, the ultimate allocation of responsibility with respect to this site is unknown

       Based on available information, the Company believes its share of the estimated costs associated with the ultimate resolution of these matters will not be material to the results of operations or the financial position of the Company.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Income before taxes and extraordinary items was $1,803,000 or $.66 per share on net sales of $18,469,000 for the year ended April 5, 1997 compared with $1,514,000 or $.57 per share on net sales of $17,410,000 earned last year. Last year, extraordinary gains of $771,000 or $.29 per share were realized from extinguishment of debt as well as an income tax benefit of $743,000 or $.27 per share from a reduction in deferred tax valuation reserves. These items moved fiscal 1996 income to $3,028,000 or $1.13 per share compared to net income of $1,803,000 or $.66 per share in fiscal 1997. Net income was $1,421,000 or $.56 per share on net sales of $17,729,000 in fiscal 1995.

The Shopsmith MARK V is the Company's core product and most of the Company's other current products serve as accessories to the MARK V. The number of Shopsmith MARK V units sold in fiscal 1997 was 2.9% greater than in fiscal 1996. This combined with sales price increases in the Mark V and its accesso-ries produced a 12.1% increase in gross margin dollars generated in fiscal 1997 as compared to fiscal 1996. Mark V unit sales in fiscal 1996 were 6.1% lower than in fiscal 1995.

With the Company's continued focus during fiscal 1997, 1996 and 1995 on its high-margin core Shopsmith product line and with sales price increases effected during those years, the overall gross margin percentage increased from 47.2% of net sales in fiscal 1995 to 51.6% in fiscal 1996 and 54.5% in fiscal 1997. Selling and administrative costs in fiscal 1997 increased to $8,401,000 or 45.4% of net sales from $7,494,000 or 43.0% of net sales in fiscal 1996 and $6,920,000 or 39.0% of net sales in fiscal 1995 mainly because of the decision to invest part of the margin dollars yielded by sales price increases in more extensive advertising.

In 1994, a deferred income tax valuation allowance of $3,051,000 was estab-lished because of the uncertainty that the Company's net deferred tax assets including its net operating loss and tax credit carryforwards would be able to generate future tax benefits. The changes (see Note 8) to the deferred income tax valuation allowance for fiscal 1997, 1996 and 1995 represent the realiza-tion of tax benefits of temporary differences which reversed during the re-spective periods. In addition, in 1996, because of the Company's continued profitability, the valuation allowance was reduced an additional $816,000 as management believed it was then more likely than not that this portion of the deferred tax asset would be realized.

As discussed in Notes 4 and 6 to the Consolidated Financial Statements in-cluded herein, the Company availed itself during fiscal 1996 of early-payment discount features of both a voluntary payment plan that was approved by af-fected creditors in June 1994 and an early lease cancellation agreement that was reached in December 1994. The discounts amounted to $613,000 or $.23 per share and $158,000 or $.06 per share, respectively, and were recorded as ex-traordinary items.

Liquidity and Capital

Cash of $1,433,000, $1,233,000 and $2,041,000 was provided by operations in fiscal 1997, 1996 and 1995, respectively, primarily from net income adjusted for non-cash items and, in fiscal 1996 and 1995, from asset liquidations some-what offset by reductions in current liabilities.

Net income moved shareholders' equity, to $3,621,000 at April 5, 1997 from $1,809,000 at March 30, 1996. The ratio of debt to equity at April 5, 1997 was 0.81 compared to 1.78 at March 30, 1996.

Net income was primarily responsible for causing working capital to improve to $2,507,000 at April 5, 1997 from $635,000 at March 30, 1996. For the same reasons, the current ratio improved to 1.86 at April 5, 1997 from 1.20 at March 30, 1996.

A revolving credit agreement provides for maximum short-term borrowing of $500,000 subject to certain limitations based on inventory levels. See Note 3 to the Consolidated financial statements for further discussion regarding this credit facility. Management believes financial resources to be sufficient to meet operating needs.

For a discussion of certain environmental related contingencies to which the Company is subject, reference is made to Note 9 to the Consolidated Financial Statements.

Capital Expenditures

Fiscal 1997 capital expenditures related primarily to upgrades of computer equipment and replacement tooling and machinery. In fiscal 1996, capital ad-ditions were focused on the development of promotional video programs and on tooling and die replacement. Fiscal 1995 capital additions consisted mainly of computer equipment acquired to service the Company's direct mail and direct sales operations and replacement tooling.

                       SHOPSMITH INC. AND SUBSIDIARIES

                           Selected Financial Data

 Five-Year Review of Performance
 (Dollars in thousands, except per share)
                                    1997     1996     1995     1994     1993
 Summary of operations:
   Net sales                     $ 18,469 $ 17,410 $ 17,728 $ 48,039 $ 51,041
   Interest (income) expense          (72)       2      101      414      223
   Income (loss) before income
     taxes and extraordinary item   1,803    1,514    1,421   (8,675)  (1,574)
   Income taxes                         -     (743)       -        -     (185)
   Income (loss) before
   extraordinary item               1,803    2,257    1,421   (8,675)  (1,389)
   Extraordinary item                   -      771        -        -        -
   Net income (loss)                1,803    3,028    1,421   (8,675)  (1,389)

 Financial position:
   Working capital               $  2,507 $    635 $   (918)$ (2,133)$  3,132
   Property- net                      524      609      613      933    4,162
   Total assets                     6,549    5,024    4,415    7,033   16,380
   Long-term debt                       -        -      923    1,644    1,742
   Shareholders' equity             3,621    1,809   (1,225)  (2,803)   5,743

 Per share information:
   Income (loss) per share:
     Before extraordinary item   $   0.66 $   0.84 $   0.56 $  (3.58)$  (0.59)
     Extraordinary item                 -     0.29        -        -        -
     Net income                      0.66     1.13     0.56    (3.58)   (0.59)
   Shareholders' equity per share    1.32     0.68    (0.46)   (1.16)    2.43

 Performance indicators:
   Return on sales (%)                9.8     17.4      8.0    (18.0)    (2.7)
   Return on average shareholders'
     equity (%)                      66.4  1,035.5      N/A   (588.7)   (21.8)
   Return on average total
     assets (%)                      31.2     64.1     24.8    (73.9)    (8.5)
   Current ratio                     1.86     1.20     0.81     0.74     1.35
   Ratio of total debt to equity     0.81     1.78      N/A      N/A     1.83

 Other information:
   Number of employees at year end:
     Full time                         98       93      103      169      326
     Part time                          9       14       19      120      211
                                      107      107      122      289      537

 Average shares outstanding (000's) 2,744    2,678    2,558    2,415    2,356

                      SHOPSMITH, INC. AND SUBSIDIARIES

                          Shareholders' information
Stock Quotations (Bid Prices)
Quarter ended                              High             Low
   July 1, 1995                           $1.94           $1.00
   September 30, 1995                      1.75            1.44
   December 30, 1995                       2.13            1.50
   March 30, 1996                          2.13            1.50

   June 29, 1996                           2.12            1.31
   September 28, 1996                      2.50            2.12
   December 28, 1996                       2.56            2.19
   April 5, 1997                           2.56            2.25

The common shares of the Company are traded in the over-the-counter market. The above stock quotations were obtained from daily broker quotation ("Pink") sheets and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The Transfer Agent's records showed 1,380 shareholders of record of the Company's common shares on June 4, 1997.

Per Share Information

                                                       Shareholders'
                      Income (loss)    Dividends       Equity (Deficit)
 1997                   $   .66              --            $   1.32
 1996                      1.13              --                 .68
 1995                       .56              --                (.46)
 1994                     (3.58)             --               (1.16)
 1993                      (.59)             --                2.43

Shopsmith Market Makers
     William V. Frankel & Co.       Hill, Thompson, Magid
     Troster Singer Corp.           Sharpe Capital
     Wedbush, Morgan Securities     Knight Securities
     Mayer & Schweitzer             Fidelity Capital Markets
     Nash Weiss & Co.               Paragon Capital
     Herzog, Heine & Geduld

Annual meeting
     Shopsmith's Annual Shareholders' Meeting will be held at 9:30 a.m. on Wednesday, July 30, 1997 at the Company's office and manufacturing fa-cility located at 6530 Poe Avenue, Dayton, Ohio.

Corporate contact
     Shareholders desiring a copy of the Shopsmith Inc. annual report on Form 10-K or other information on the Company should direct a request to:
     William C. Becker, Vice President of Finance Shopsmith, Inc. 6530 Poe Avenue Dayton, Ohio 45414 937-898-6070 Extension 700

                       SHOPSMITH INC. AND SUBSIDIARIES
                           Directors and Officers
                             Board of Directors

John R. Folkerth, Chairman of the Board, President and Chief Executive
     Officer, Shopsmith, Inc., Dayton, Ohio
Robert L. Folkerth, Vice President of Field Sales, Shopsmith, Inc.,
     Dayton, Ohio
J.  Michael Herr, Thompson, Hine and Flory, Attorneys-at-Law, Dayton,
     Ohio
Edward A. Nicholson, President, Robert Morris College, Coraopolis,
     Pennsylvania
John L. Schaefer, Vice President (retired), The James River Corporation,
     Dayton, Ohio
Brady L. Skinner,  Audit Partner, Brady, Ware & Schoenfeld Inc.  Dayton,
     Ohio
Richard L. Snell, Chief Executive Officer, Tipp Machine and Tool, Inc.,
     Tipp City, Ohio

Audit Committee of the Board of Directors
     John L. Schaefer, Brady L. Skinner and Richard L. Snell


                          Corporate Vice Presidents
William C. Becker, Vice President of Finance and Chief Financial Officer Robert L. Folkerth, Vice President of Field Sales

                             General Information
Transfer agent and registrar:
     The Huntington National Bank, Columbus, Ohio
Independent Accountants:
     Crowe-Chizek and Company LLP, Columbus, Ohio
General Counsel:
     Thompson, Hine and Flory, Dayton, Ohio

Equal Employment Opportunity Statement: It is the policy of Shopsmith, Inc. to give equal opportunity to all qualified persons without regard to race, color, sex, age, marital status, handicap, religion or national origin.

                                                           EXHIBIT 21.1

                                SUBSIDIARIES
                                     OF
                               SHOPSMITH, INC.



    Name of Subsidiary
    and Name Under Which
    Subsidiary Does                             State of
    Business____________                      Incorporation


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

    3.  Shopsmith Canada, Inc.                Ontario, Canada

    4.  Shopsmith Woodworking Centers
         Ltd. Co.                                  Ohio

                                                           EXHIBIT 23.1

                  CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

         We consent to the incorporation by reference in the registration statements of Shopsmith, Inc. and Subsidiaries on Form S-8 (Registration No. 33-26463, 33-64663, 33-67898 and 333-17437) of our
         report on our audits of the consolidated financial statements and financial statement schedule of Shopsmith, Inc. and Subsidiaries as of April 5, 1997 and March 30, 1996 and for the years ended April 5, 1997, March 30, 1996 and April 1, 1995, which report is included in the Annual Report on Form 10-K.


                                          /s/Crowe, Chizek and Company LLP

                                          Crowe, Chizek and Company LLP

         Columbus, Ohio
         June 3, 1997