Form 10-Q
period 1997-07-05
SHOPSMITH INC
filed 1997-08-11
CIK 89925

FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                 Quarterly Report Under Section 13 or 15 (d)
                   Of the Securities Exchange Act of 1934

For the quarter ended--         Commission File Number 0-9318
  July 5, 1997

                               SHOPSMITH, INC.
                            (Name of Registrant)

Ohio__________________                    _______31-0811466_____
(State of Incorporation)                          (IRS Employer
                                              Identification Number)

6530 Poe Avenue
Dayton, Ohio  ___________           45414_______
(Address of Principal               (Zip Code)
Executive Offices)

Registrant's Telephone 937-898-6070

Not applicable_______________________________________________
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all re-ports required to be filed by Section 13 or 15 (d) of the Securi-ties Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes _X_        No ___

Indicate the number of shares outstanding of each of the regis-trant's classes of common stock as of July 23, 1997.

Common shares, without par value:  2,664,075 shares.

                      SHOPSMITH, INC. AND SUBSIDIARIES

                                    INDEX

                                                Page No.
Part I.  Financial information:

Item 1.  Financial Statements

Consolidated Balance Sheets-
July 5, 1997 and June 29, 1996                     3-4

Statements of Consolidated Operations and
Retained Earnings (Deficit)- Three Months
Ended July 5, 1997 and June 29, 1996                 5

Consolidated Statements of Cash Flows
Three Months Ended July 5, 1997 and
June 29, 1996                                        6

Notes to Financial Statements                        7

Item 2.  Management's Discussion and Analysis
of Financial Condition and Results
of Operations                                        8

Item 3.  Quantitative and qualitative disclosures
         about market risk                           9

Part II.  Other Information                         10

                       SHOPSMITH INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                                    July 5,       April 5,
                                                      1997           1997
                ASSETS
 Current Assets:
   Cash                                          $   661,454   $  1,106,873
   Restricted cash                                   129,790        114,151
   Short-term investments                            511,386      1,513,397
   Accounts receivable:
    Trade, less allowance for doubtful accounts:
     $250,571 at July 5 and $342,617 at April 5      551,958        419,101
   Inventories                                     1,760,300      1,668,058
   Deferred income taxes (Note 2)                    284,000        284,000
   Prepaid expenses                                  500,994        329,902
             Total current assets                  4,399,882      5,435,482

 Properties:
   Machinery, equipment and tooling                6,923,014      6,841,126
   Leasehold improvements                            190,835        190,835
         Total cost                                7,113,849      7,031,961
   Less accumulated depreciation and
     amortization                                  6,562,300      6,507,780
         Net properties                              551,549        524,181

 Deferred income taxes (Note 2)                      587,000        587,000

 Other assets                                          2,158          2,158

 Total assets                                    $ 5,540,589   $  6,548,821

                                  Continued

                       SHOPSMITH INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                                    July 5,       April 5,
                                                      1997           1997
   LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities:
   Accounts payable                              $   537,918   $  1,179,261
   Customer advances                                  60,020         58,940
   Accrued liabilities:
     Compensation, employee benefits and
       payroll taxes                                 350,837        860,994
     Sales tax payable                               110,464        148,703
     Accrued recourse liability                      184,054        145,511
     Accrued expenses                                419,324        413,648
     Other                                           127,328        121,018
             Total current liabilities             1,789,945      2,928,075

 Shareholders' Equity:
   Preferred shares- without par value;
     authorized 500,000, none issued                       -              -
   Common shares- without par value;
     authorized 5,000,000; issued and
     outstanding  2,664,275 at July 5 and
     2,663,675 at April 5                          2,995,010      2,993,633
   Retained earnings                                 755,634        627,113
             Total shareholders' equity            3,750,644      3,620,746



 Total Liabilities and Shareholders' Equity      $ 5,540,589   $  6,548,821

 See notes to consolidated financial statements.

                       SHOPSMITH, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      Three Months Ended
                                                    July 5,       June 29,
                                                      1997           1996
 Net sales                                       $ 3,717,763   $  3,376,214
 Cost of products sold                             1,594,165      1,497,141
 Gross margin                                      2,123,598      1,879,073

 Selling expenses                                  1,562,778      1,181,415
 Administrative expenses                             466,454        591,889
   Total operating expenses                        2,029,232      1,773,304

 Income from operations                               94,366        105,769

 Interest income, net                                 25,000         15,831

 Other income, net                                     9,155          5,747

 Income before income taxes                          128,521        127,347

 Income tax provision                                      -              -

 Net income                                          128,521        127,347

 Retained earnings:
    Beginning of period                              627,113     (1,175,445)
    End of period                                $   755,634   $ (1,048,098)

 Weighted avg. common shs outstanding              2,788,818      2,677,826

   Net income per common share                   $      0.05   $       0.05

 See notes to consolidated financial statements

                        SHOPSMITH INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                                      Three Months Ended
                                                    July 5,       June 29,
                                                      1997           1996
 Cash flows from operating activities:
   Net income                                    $   128,521   $    127,347
   Adjustments to reconcile net income to
     cash provided from operating activities:
       Depreciation and amortization                  54,520         51,172
       Provision for doubtful accounts               (32,455)        41,307
       Cash provided from (required for) changes
         in assets and liabilities
           Restricted cash                           (15,639)       (32,547)
           Accounts receivable                      (100,402)       (44,042)
           Inventories                               (92,242)       (86,088)
           Other current assets                     (171,092)      (227,902)
           Other assets                                    -          1,000
           Accounts payable and customer advances   (640,263)      (207,364)
           Other current liabilities                (497,867)      (610,561)
 Cash used in operating activities                (1,366,919)      (987,678)

 Cash flows from investing activities:
   Short-term investments                          1,002,011        491,915
   Property additions                                (81,888)       (36,000)
 Cash provided by investing activities               920,123        455,915

 Cash flows from financing activities:
   Common shares issued                                1,377          3,968
   Decrease in capital leases                              -         (3,270)
 Cash provided by financing activities                 1,377            698

 Net increase (decrease) in cash                    (445,419)      (531,065)

 Cash:
   At beginning of period                          1,106,873        560,201
   At end of period                              $   661,454   $     29,136

 See notes to consolidated financial statements

                       SHOPSMITH, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

1. In the opinion of management, all adjustments (consisting of only normal and recurring adjustments) have been made as of July 5, 1997 and June 29, 1996 to present the financial statements fairly. However, the results of operations for the three months then ended are not necessarily indicative of results for the fiscal year. The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain informa-tion included in the annual financial statements. The financial statements accompanying this report should be read in conjunction with the financial statements and notes thereto included in the Annual Report to Shareholders for the year ended April 5, 1997.

2. The provision for income taxes is as follows:

                                             Three Months Ended
                                        July 5, 1997   June 29, 1996
           Income Before income taxes   $    128,521   $     127,345

           Provision at statutory rate
              of 34%                          44,000          44,000

           Change in valuation allowance     (44,000)        (44,000)

              Net                                  -               -

   The change in the valuation allowance for all the periods presented represents the realization of tax benefits of temporary differences which reversed during the respective periods.

3. The Company's commercial lending bank has orally committed to renew the revolving credit facility through June 30, 1999. The maximum available borrowing will be $500,000 or 40% of eligible inventory, whichever is less. Interest will be charged at the bank's prime rate. The outstanding principal will be due upon demand. The agreement will require compliance with certain minimum net worth, working capital, financial leverage and other miscellaneous covenants. Substantially all tangible assets will be pledged as collateral. No amounts were outstanding under this arrangement at July 5, 1997.

Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Results of Operations

Net sales in the quarter ended July 5, 1997 were $3,718,000, up 10.1% from the $3,376,000 realized in the same quarter last year. Increases in advertising and other promotion efforts in the Company's demonstration sales channel were responsible for the increased net sales. This increased effort also caused selling and administrative costs to rise by 14.4% from $1,773,000 or 52.5% of net sales in the first quarter last year to $2,029,000 or 54.6% of net sales in the same period this year.

     The increased selling efforts shifted a larger proportion of net sales toward the demonstration sales channel which produces higher gross margins than some of the Company's other selling channels. Gross margins, as a result of this and some sales price adjustments, increased to 57.1% of net sales in the first quarter of the current year compared to 55.7% in the same period last year. Costs of the increased selling efforts discussed above, however, exceeded the effect of the sales and margin rate increases. Favorable adjustments for insurance recoveries and litigation reserves partly offset the selling cost increases.

No provision for income taxes was reflected on the Company's pre-tax income as the expense at the statutory rate has been offset by the reduction in previously established valuation reserves related to deferred income tax amounts, including tax loss carryforwards, pursuant to SFAS 109.

Net income of $129,000 or $.05 per share was recognized in the quarter ended July 5, 1997 as compared to $127,000, also $.05 per share, in the same period last year.

Liquidity and Capital Resources

Operations used $1,367,000 of cash in the three months ended July 5, 1997 primarily to finance the normal spring/summer seasonal reduction of accounts payable and other liabilities. Cash was also needed to finance certain costs, some of which are paid in advance, of promotions to support the upcoming state fair selling season and for increases in other current assets. $988,000 of cash was used in the first quarter of last year for similar purposes.

Property additions, principally for a more cost effective and capable telephone system, were $82,000 for the first quarter of the current fiscal year compared to $36,000 in the same period last year. The normal seasonal liquidation of short-term investments provided $492,000 of cash in the first quarter this year and $742,000 in the first quarter last year.

Shopsmith's debt to equity ratio improved to 0.48 at July 5, 1997 from 0.81 at April 5, 1997 and 1.26 at June 29, 1996. The current ratio was also enhanced during the current first quarter to 2.46 at July 5, 1997 from 1.86 at April 5, 1997 and 1.30 at June 29, 1996. The Company had $2,610,000 in working capital at July 5, 1997 compared to $2,507,000 at April 5, 1997 and $729,000 at June 29, 1996. The improvements in these leverage and liquidity metrics were the result of profitability in recent fiscal periods and of the use of current assets to liquidate current liabilities.

The Company's bank has orally committed to provide a revolving credit agreement to expire on June 30, 1999 which makes available borrowings of up to $500,000 or 40% of eligible inventory, whichever is less. For a discussion of this facility, reference is made to Note 3 to the Consolidated Financial Statements included herein. No amounts were outstanding under the agreement at July 5, 1997. Management believes financial resources will be adequate to meet operating needs.

Item 3. Quantitative and qualitative disclosures about market risk. Not applicable.

                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K
                                    -NONE-

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SHOPSMITH, INC.

                                         By /s/ William C. Becker
                                                William C. Becker
                                                Vice President of Finance
                                                (Principal Financial and
                                                Accounting Officer)