Form 10-Q
period 1997-10-04
SHOPSMITH INC
filed 1997-11-13
CIK 89925

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                   Quarterly Report Under Section 13 or 15 (d)
                     Of the Securities Exchange Act of 1934

For the quarter ended--         Commission File Number 0-9318
  October 4, 1997

                             SHOPSMITH, INC.
                           (Name of Registrant)

Ohio__________________            			  _______31-0811466
(State of Incorporation)                  			  (IRS Employer
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

						Yes _X_        No ___

Indicate the number of shares outstanding of each of the regis-trant's classes of common stock as of October 23, 1997.

Common shares, without par value:  2,664,375 shares.

                       SHOPSMITH, INC. AND SUBSIDIARIES

                                    INDEX

                                                          Page No.
Part I.  Financial information:

Item 1.  Financial Statements

Consolidated Balance Sheets-
      October 4, 1997 and April 5, 1997                      3-4


Statements of Consolidated Operations and
Retained Earnings (Deficit)- Three and Six Months
Ended October 4, 1997 and September 28, 1996                   5

Consolidated Statements of Cash Flows
Three and Six Months Ended October 4, 1997  and
September 28, 1996                                             6


Notes to Financial Statements                                 	7


Item 2.  Management's Discussion and Analysis
of Financial Condition and Results
of Operations                                                  8

Item 3.  Quantitative and qualitative disclosures
about market risk                                              8

				       Part II.  Other Information                        	9

                       SHOPSMITH INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                  October 4,       April 5,
                                                    1997             1997
              ASSETS

 Current Assets:

  Cash                                         $    351,629    $  1,106,873
  Restricted cash                                   169,608         114,151
  Short-term investments                          1,709,355       1,513,397
  Accounts receivable:
   Trade, less allowance for doubtful accounts:
   $231,907 at October 4 and $342,617 at April 5    533,288         419,101
  Inventories                                     1,952,600       1,668,058
  Deferred income taxes (Note 2)                    252,000         284,000
  Prepaid expenses                                  476,947         329,902
             Total current assets                 5,445,427       5,435,482

 Properties:
   Machinery, equipment and tooling               6,942,842       6,841,126
   Leasehold improvements                           190,835         190,835
         Total cost                               7,133,677       7,031,961
   Less accumulated depreciation
   and amortization                               6,611,749       6,507,780
         Net properties                             521,928         524,181

 Deferred income taxes (Note 2)                     639,000         587,000

 Other assets                                         2,158           2,158

 Total assets                                  $  6,608,513    $  6,548,821


                                Continued

                       SHOPSMITH INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                                   October 4,     April 5,
                                                     1997           1997
   LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities:
   Accounts payable                             $  1,021,026  $  1,179,261
   Customer advances                                  57,092        58,940
   Accrued liabilities:
     Compensation, employee benefits
     and payroll taxes                               405,704       860,994
     Sales tax payable                               132,710       148,703
     Accrued recourse liability                      210,744       145,511
     Accrued expenses                                471,661       413,648
     Other                                           137,206       121,018
             Total current liabilities             2,436,143     2,928,075

 Shareholders' Equity:
   Preferred shares- without par value;
     authorized 500,000, none issued                       -             -
   Common shares- without par value;
     authorized 5,000,000; issued and
     outstanding  2,664,375 at October 4 and
     2,663,675 at April 5                          2,995,305     2,993,633
   Retained earnings                               1,177,065       627,113
             Total shareholders' equity            4,172,370     3,620,746

 Total Liabilities and Shareholders' Equity     $  6,608,513  $  6,548,821

 See notes to consolidated financial statements.

                     SHOPSMITH, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                 Three Months Ended        Six Months Ended
                             October 4, September 28,  October 4, September 28,
                                1997       1996           1997       1996

 Net sales                 $ 4,449,170  $ 3,937,062  $ 8,166,933  $ 7,313,276
 Cost of products sold       1,964,719    1,811,976    3,558,884    3,309,117
 Gross margin                2,484,451    2,125,086    4,608,049    4,004,159

 Selling expenses            1,413,259    1,105,947    2,976,037    2,287,362
 Administrative expenses       673,566      572,987    1,140,020    1,164,876
   Total operating expenses  2,086,825    1,678,934    4,116,057    3,452,238

 Income from operations        397,626      446,152      491,992      551,921

 Interest income, net           24,210        9,150       49,210       24,981

 Other income, net               3,473        9,711       12,628       15,458

 Income before income taxes    425,309      465,013      553,830      592,360

 Income tax provision            3,878            -        3,878            -

 Net income                    421,431      465,013      549,952      592,360

 Retained earnings:
    Beginning of period        755,634   (1,048,098)     627,113   (1,175,445)
    End of period          $ 1,177,065  $  (583,085) $ 1,177,065  $  (583,085)

 Weighted avg. common shs    2,756,324     2,731,917   2,756,191    2,731,034

 Net income per common sh  $      0.15  $       0.17  $     0.20  $      0.22

 See notes to consolidated financial statements

                     SHOPSMITH INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOW
                                                    Six Months Ended
                                                October 4,     September 28,
                                                  1997             1996
 Cash flows from operating activities:
   Net income                                   $   549,952      $   592,360
   Adjustments to reconcile net income to
     cash provided from operating activities:
       Depreciation and amortization                107,095          104,861
       Provision for doubtful accounts               93,788          125,055
       Deferred income taxes                        (20,000)
       Cash provided from (required for) changes
         in assets and liabilities
           Restricted cash                          (55,457)         303,278
           Accounts receivable                     (207,975)        (263,141)
           Inventories                             (284,542)        (209,046)
           Other current assets                    (147,045)        (139,575)
           Other assets                                   -            1,000
           Accounts payable and customer advances  (160,083)          86,565
           Other current liabilities               (331,849)      (1,054,571)
 Cash used in operating activities                 (456,116)        (453,214)

 Cash flows from investing activities:

   Short-term investments                          (195,958)         487,035
   Property additions                              (104,842)         (41,794)
 Cash provided by investing activities             (300,800)         445,241

 Cash flows from financing activities:
   Common shares issued                               1,672            5,824
   Decrease in capital leases                             -           (4,881)
 Cash provided by financing activities                1,672              943

 Net increase (decrease) in cash                   (755,244)          (7,030

 Cash:
   At beginning of period                         1,106,873          560,201
   At end of period                            $    351,629    $     553,171

 See notes to consolidated financial statements

<PAGE

                   SHOPSMITH, INC. AND SUBSIDIARIES
                     NOTES TO FINANCIAL STATEMENTS

1. In the opinion of management, all adjustments (consisting of only normal and recurring adjustments) have been made as of October 4, 1997 and September 28, 1996 to present the financial statements fairly. However, the results of operations for the three months and six months then ended are not necessarily indicative of results for the fiscal year. The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the annual financial statements. The financial statements accompanying this report should be read in conjunction with the financial statements and notes thereto included in the Annual Report to Shareholders for the year ended April 5, 1997.

2. The provision for income taxes is as follows:

                                    Three Months Ended  Six Months Ended
                                    10/4/97   9/26/96    10/4/97   9/26/96
Income before income tax           $425,309  $465,013   $553,830  $592,360

Provision at statutory rate         145,000   158,000    188,000   201,000
Local                                 3,878         -      3,878         -
Valuation allowance                (145,000) (158,000)  (188,000) (201,000)

Net Provision                      $  3,878         -   $  3,878         -

The change in the valuation allowance for all the periods presented represents the realization of tax benefits of temporary differences which reversed during the respective periods.

3. The Company and its commercial lending bank have signed a renewal of a revolving credit facility expiring June 30, 1999. The maximum available borrowing will be $500,000 or 40% of eligible inventory, whichever is less.
  Interest will be charged at the bank's prime rate. The outstanding principal will be due upon demand. The agreement will require compliance with certain minimum net worth, working capital, financial leverage and other miscellaneous covenants. Substantially all tangible assets will be pledged as collateral. No amounts were outstanding under this arrangement at October 4, 1997.

4. On October 16, 1997, the Company announced that  its Board of
Directors had approved a plan to repurchase up to 200,000 Common Shares in market and other transactions from time to time. Such transactions will be at the discretion of the Company and the plan will continue indefinitely.

Item 2. Management's Discussion and Analysis of Financial Condi-tion and results of Operations

Results of Operations

Net sales were $4,450,000 in the quarter ended October 4, 1997, up from $3,937,000 or 13% from the same period of the preceding year. The improvement in volume is primarily the result of additional advertising and promotional effort in the Company's demonstration sales channel. As a result, gross margins improved to $2,484,000 in the second quarter - up from $2,125,000 reflected in the second quarter of 1996. Margin rates expanded as well-from 54.0% of sales in 1996 to 55.8% in 1997. For these same reasons net sales and gross margins for the first six months were 11.7% and 15.1% above that reported in the previous year.

The expanded selling and promotional effort, combined with refinements in the procedures for determining interim incentive compensation accruals, increased selling and administrative expenses to $2,087,000 at 46.9% of sales in the second quarter from 1996 amounts totaling $1,679,000 at 42.6% of sales. For the six months, these expenses rose by $664,000 to $4,116,000 at 50.4% of sales up from $3,452,000 and 47.2% of sales a year ago.
  Interest and other income improved by $13,000 and $24,000 over the second quarter and first half of 1996 respectively as a result of continued positive cash flows and investment of net proceeds.

Provisions for income taxes have been substantially reduced as the expense computed at statutory rates has been offset by reductions in valuation reserves related to deferred tax amounts, including tax loss carryforwards, pursuant to SFAS 109.

As a result of the above, net income and per share earnings of $421,000 and $.15 per share were realized in the second quarter compared with
 $465,000 and $.17 per share for the same period last year.   On a year
 to date basis net income and per share amounts total $550,000 at $.20 per share compared with $592,000 and $.22 per share in 1996.

Liquidity and Capital Resources

1997 operating activities used $456,000 of cash in 1997 largely due to expansion of all other current assets and a pay down of accounts payable and other current liabilities. Cash of $105,000 was expended to purchase fixed assets while $196,000 was added to short-term investments, thereby bringing short-term investments to a balance of $1,709,000 by the end of the second quarter. While cash declined by $755,000 in the first six months, overall working capital grew to $3,009,000 - up by $502,000. Working capital was $1,192,000 at September 28, 1996. Liquidity and debt/equity measures improved as a result with the current ratio improving to 2.23 from 1.86 at the beginning of the year and 1.51 at the end of the second quarter last year. The debt/equity ratio declined to .58 from .81 on April 5, 1997 and .97 at September 28, 1996.

On October 16, 1997, the Company announced that its Board of Directors had approved a plan to repurchase up to 200,000 Common Shares in market and other transactions from time to time. Such transactions will be at the discretion of the Company and the plan will continue in effect indefinitely. Management believes that financial resources will be adequate to sustain these repurchases and to meet operating needs.

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

Date:  November 13, 1997