Form 10-Q
period 1998-01-03
SHOPSMITH INC
filed 1998-02-12
CIK 89925

FORM 10-Q
                   SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

               Quarterly Report Under Section 13 or 15 (d)
                 Of the Securities Exchange Act of 1934

For the quarter ended--         Commission File Number 0-9318
  January 3, 1998

                            SHOPSMITH, INC.
                         (Name of Registrant)

Ohio__________________            	31-0811466---------------------------
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

				                                               		Yes _X_        No ___

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of January 26, 1998.

Common shares, without par value:  2,654,375 shares.

                    SHOPSMITH, INC. AND SUBSIDIARIES

                                INDEX


                                                        Page No.
Part I.  Financial information:

Item 1.  Financial Statements
Consolidated Balance Sheets-
      January 3, 1998 and April 5, 1997        						       3-4

Statements of Consolidated Operations and
Retained Earnings (Deficit) Three and Nine
Months Ended January 3, 1998 and December 28, 1996            5

Consolidated Statements of Cash Flows
Three and Nine Months Ended January 3,1998 and
December 28, 1996                                             6

Notes to Financial Statements						    	                    7-8

Item 2.  Management's Discussion and Analysis
of Financial Condition and Results
of Operations								                                         9

Item 3.  Quantitative and qualitative disclosures
about market risk                                             9

Part II.  Other Information								                          10

                       SHOPSMITH,INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                              January 3,   April 5,
                                                 1998       1997

               ASSETS

Current Assets:
Cash                                             $ 416,971   $ 1,106,873
Restricted cash                                    222,824       114,151
Short-term investments                           1,727,301     1,513,397
Accounts receivable:
Trade, less allowance for doubtful accounts:
$235,131 at January 3 and $342,617 at April 5      515,046       419,101
Inventories                                      2,096,413     1,668,058
Deferred income taxes (Note 2)                     305,000       284,000
Prepaid expenses                                   417,585       329,902
            Total current assets                 5,701,140     5,435,482

Properties:
Machinery, equipment and tooling                 6,953,361     6,841,126
Leasehold improvements                             190,835       190,835
         Total cost                              7,144,196     7,031,961
Less accumulated depreciation and
amortization                                     6,662,054     6,507,780
       Net properties                              482,142       524,181

Deferred income taxes (Note 2)                     586,000       587,000

Other assets                                         2,158         2,158


Total assets                                   $ 6,771,440   $ 6,548,821


                                 Continued

                      SHOPSMITH,INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                                January 3      April 5,
                                                  1998           1997
   LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable                               $   665,745  $ 1,179,261
Customer advances                                   62,722       58,940
Accrued liabilities:
Compensation, employee benefits and
payroll taxes                                      496,641      860,994
Sales tax payable                                  102,619      148,703
Accrued recourse liability                         270,463      145,511
Accrued expenses                                   483,647      413,648
Other                                              145,972      121,018
           Total current liabilities             2,227,809    2,928,075


Shareholders' Equity:
Preferred shares- without par value;
   authorized 500,000, none issued                       -            -
Common shares- without par value;
  authorized 5,000,000; issued and
  outstanding 2,664,375 at January 3 and
  2,663,675 at April 5  (Note 4)                 2,974,075    2,993,633
Retained earnings                                1,569,556      627,113
            Total shareholders' equity           4,543,631    3,620,746

Total Liabilities and Shareholders' Equity     $ 6,771,440  $ 6,548,821

         See notes to consolidated financial statements.


                      SHOPSMITH, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                  Three months ended      Nine months ended
                         January 3   December 28  January 3     December 28
                            1998        1996         1998          1996

Net sales                $ 4,637,747 $ 4,594,688  $ 12,804,680  $11,907,964
Cost of products sold      2,137,422   2,182,427     5,696,306    5,491,544
Gross margin               2,500,325   2,412,261     7,108,374    6,416,420

Selling expenses           1,566,010   1,343,760     4,542,047    3,631,122
Administrative expenses      579,852     605,750     1,719,872    1,770,626
  Total operating expenses 2,145,862   1,949,510     6,261,919    5,401,748

Income from operations       354,463     462,751       846,455    1,014,672

Interest income, net          32,537      19,047        81,747       44,028

Other income, net              8,258       4,459        20,886       19,917

Income before income taxes   395,258     486,257       949,088    1,078,617

Income tax provision           2,767           -         6,645            -

Net income                     392,491   486,257       942,443    1,078,617

Retained earnings:
  Beginning of period        1,177,065  (583,085)      627,113   (1,175,445)
  End of period            $ 1,569,556 $ (96,828)  $ 1,569,556  $   (96,828)

Earnings per share (Note 3):
  Basic                    $      0.14 $    0.18  $       0.34  $      0.39
  Diluted                  $      0.14 $    0.17  $       0.33  $      0.38

            See notes to consolidated financial statements.

                      SHOPSMITH,INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOW
                                                     Nine Months Ended
                                                    January 3  December 28
                                                      1998        1996
Cash flows from operating activities:
 Net income                                        $ 942,443  $  1,078,617
 Adjustments to reconcile net income to
  cash provided from operating activities:
   Depreciation and amortization                     157,400       157,521
   Provision for doubtful accounts                   139,955       177,559
   Deferred income taxes                             (20,000)      (10,000)
   Gain from disposal of properties                                 (6,700)
   Cash provided from (required for) changes
     in assets and liabilities
        Restricted cash                             (108,673)      260,804
        Accounts receivable                         (235,900)     (130,850)
        Inventories                                 (428,355)     (311,228)
        Other current assets                         (87,683)      (68,249)
        Other assets                                                 1,000
        Accounts payable and customer advances      (509,734)      (59,892)
        Other current liabilities                   (190,532)   (1,241,861)
Cash used in operating activities                   (341,079)     (153,279)

Cash flows from investing activities:
    Short- term investments                         (213,904)      226,731
    Proceeds from sale of properties                       -         6,700
    Property additions                              (115,361)     (101,691)
Cash provided by (used in) investing activities     (329,265)      131,740

Cash flows from financing activities:
     Common shares issued                              1,672         7,221
     Options exercised and redeemed (Note 4)         (21,230)
     Decreases in capital leases                           -        (4,881)
Cash provided by (used in) financing activities      (19,558)        2,340

Net increase (decrease) in cash                     (689,902)      (19,199)
Cash:
     At beginning of period                        1,106,873       560,201
     At end of period                            $   416,971  $    541,002

            See notes to consolidated financial statements.

                   SHOPSMITH, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS

1. In the opinion of management, all adjustments (consisting of only normal and recurring adjustments) have been made as of January 3, 1998 and December 28, 1996 to present the financial statements fairly. However, the results of operations for the three months and nine months then ended are not necessarily indicative of results for the fiscal year. The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the annual financial statements. The financial statements accompanying this report should be read in conjunction with the financial statements and notes thereto included in the Annual Report to Shareholders for the year ended April 5, 1997.

2. The provision for income taxes is as follows:
                                 Three Months Ended      Nine Months Ended
                               1/3/98      12/28/96     1/3/98      12/28/96
Income before income taxes    $392,491    $486,257     $942,443   $1,078,617

Provision at statutory rate    147,000     166,000      335,000      367,000
Local                            2,767           -        6,645            -
Change in valuation allowance (147,000)   (166,000)    (335,000)    (367,000)

Net Provision                 $  2,767    $      -     $  6,645   $        -
  All provisions for Federal and State income taxes, calculated at statutory rates, have been offset by reductions in previously established valuation reserves related to the utilization of net operating loss carryforwards, tax credit carryforwards and other timing differences. For the three months and nine months ended January 3, 1998 the Company has utilized $147,000 and $335,000 of the $673,000 valuation reserve outstanding at the beginning of the year.

3. Dual presentation of basic and diluted earnings per share is required by SFAS No. 128 and is effective for financial statements with periods ending after December 15, 1997. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted into common stock. The following reconciles amounts reported in the financial statements:
                                        Three Months Ended  Nine Months Ended
                                         1/3/98  12/28/96  1/3/98    12/28/96
 Net income                             $392,491 $486,257 $942,443 $1,078,617

Weighted average common shares used
 to compute basic earnings per share  2,751,132 2,754,091 2,751,043 2,753,324
Effect of dilutive options               91,176    77,852    94,135    58,173
Total shares to compute diluted
 earnings per share                   2,842,308 2,831,943 2,845,178 2,811,497

Basic earnings per share               $   0.14 $    0.18 $    0.34 $    0.39
Diluted earnings per share             $   0.14 $    0.17 $    0.33 $    0.38

4. On October 16, 1997, the Company announced that its Board of Directors had approved a plan to repurchase up to 200,000 Common Shares in market and other transactions from time to time. Such transactions will be at the discretion of the Company and the plan will continue indefinitely. The Company repurchased 22,000 shares issued upon the exercise of a stock option in the third quarter. The cost of these shares amounting to $63,250 exceeded proceeds by $21,230. An additional 10,000 shares were purchased subsequent to the balance sheet date. This subsequent transaction had no significant effect on reported earnings per common share for the periods ending January 3, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and results of Operations

Results of Operations

 Net sales improved in the third quarter ended January 3, 1998 to $4,638,000 -up slightly from the $4,595,000 reported a year ago. Resulting gross margins rose by $88,000 in the third quarter as the overall gross margin rate improved to 53.9% from 52.5% reported for the quarter ended
 December 28, 1996. For the year to date, net sales are $12,805,000-up by $897,000 or 7.5% from the $11,908,000 reported for the nine months ended December 28, 1996. Gross margins for the nine months ended January
 3, 1998 improved by $692,000 to $7,108,000 based on favorable volume and profitability variances over that reported a year ago.

 Selling and administrative expenses increased to $2,146,000 in the third quarter ended January 3, 1998 or 10% above last year's total of $1,950,000. The increase relates to additional advertising and promotional effort in the current year and to a favorable re-evaluation of loss exposures (resulting in a reduction in reserves) in the preceding year. For these same reasons, year to date selling and administrative costs increased to $6,262,000 from $5,402,000 experienced for the nine months ended December
 28, 1996. Interest and other income improved by $17,000 and $39,000 for the quarter and year to date over last year's result on the basis of continued overall positive cash flows and the investment of net proceeds.

 Provisions for Federal and State income taxes have been substantially reduced as the expense computed at statutory rates was offset by reductions in valuation reserves related to deferred tax amounts, including tax loss carryforwards, pursuant to SFAS 109.

 As a result of the above, net income and basic earnings per share for the three months and nine months ended January 3, 1998 amounted to $392,000 and $.14 per share and $942,000 and $.34 per share. Net income was $486,000 and $.18 per share and $1,079,000 and $.39 per share for the three and nine months ended December 28, 1996.

Liquidity and Capital Resources

 Operating activities consumed $341,000 of cash for the nine months ended January 3, 1998. A total of $1,240,000 was generated through profitable operations adjusted for non-cash expenses. Of that amount, $664,000 was used to expand volume- sensitive accounts receivable and inventory levels. Current liabilities were reduced by $700,000 since the first of the year.

 While cash declined in the nine months, working capital grew to $3,473,000 up from $2,507,000 or 38% since the beginning of the fiscal year and more than double from the $1,681,000 reported a year ago. Liquidity and debt/equity measures improved as a result with the current ratio improving to 2.56 from 1.86 at the beginning of the year and 1.82 at December 28, 1996. The debt/equity ratio improved to .49 from .81 since the first of the fiscal year and .70 at December 28, 1996.

Item 3. Quantitative and qualitative disclosures about market risk.

 Not applicable.

PART II.  OTHER INFORMATION
Item 6.
(a) Exhibits:
   (27) Financial Data Schedule for the period ended January 3, 1998.
(b)  Reports on Form 8-K:
   The Company filed a report on Form 8-K on October 16, 1997, which included a press release announcing the approval of a share repurchase program.

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

Date:  February 11, 1998