Form 10-K405
period 1998-04-04
SHOPSMITH INC
filed 1998-06-24
CIK 89925

SHOPSMITH, INC.

                                  10-K REPORT

                                   FOR THE

                           YEAR ENDED April 4, 1998

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-K

         [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                    For the fiscal year ended April 4, 1998

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

    ____6530 Poe Avenue, Dayton, Ohio________                _45414____
    (Address of principal executive offices)                (Zip Code)
    Registrant's telephone number, including area code: _(937) 898-6070_

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

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by refer-ence in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of May 28, 1998 was $5,708,890.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of May 28, 1998. Common Shares, without par value: 2,610,375 shares.

                   DOCUMENTS INCORPORATED BY REFERENCE

        Shopsmith, Inc. Annual Report to Shareholders for the year ended April 4, 1998 -- Only such portions of the Annual Report as are specifically incorporated by reference under Part I and II of this Report shall be deemed filed as part of this Report.
        Shopsmith, Inc. Proxy Statement for its Annual Meeting of Shareholders to be held July 29, 1998 -- Definitive copies of the Proxy Statement will be filed with the Commission within 120 days after the end of the Company's fiscal year. Only such portions of the Proxy Statement as are specifically incorporated by reference under Parts II and III of this Report shall be deemed filed as part of this Report.

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

 The line is built around the Shopsmith MARK V, a multi-purpose tool, and includes separate function special purpose tools that may be mounted on the MARK V or used independently. The Company distributes these tools directly to consumers through demonstration programs (at which sales representatives solicit orders), telephone sales solicitation and mail order. During the fiscal year ended April 4, 1998, Shopsmith branded products accounted for substantially all of the net sales of the Company. The Company manufac-tures the majority of products sold (as measured by sales dollar volume).

 Shopsmith MARK V, Special Purpose Tools, Crafters Station and Major
 Accessories

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

 Other major accessories include MARK V accessories such as a lathe duplicator, which allows a woodworker to duplicate original turnings and a dust collector that, when used with the appropriate fixtures for the MARK V 510 and other Shopsmith products, provides for virtually dust- free woodworking.

 During the fiscal year ended April 4, 1998, the Company designed and began to market the Crafter's Station. This product, which is an enhancement of a product currently offered by the Company, is a variable-speed table saw that can also power many of the Company's other accessories.

 The Company also offers a line of accessories to its power tool line. These accessories, only a few of which are manufactured by the Company, include casters, custom saw blades, and molding attachments. Shopsmith accessories are sold directly to the consumer through the same marketing channels used for the Shopsmith power tool line.

Seasonality and Working Capital

 The Company's business is seasonal, with the rate of incoming orders being lowest during the summer months. Consequently, working capital needs are higher during this period of the fiscal year and the Company generally experiences a tightening of its liquidity position.

Raw Materials and Components

 The principal components and materials used by the Company in the production of its products include aluminum die castings, iron sand castings, metal stampings, screw machine products, plastics and electric motors The
 Company relies on sole sources of supply for some of its components and materials. To reduce costs, the Company uses foreign producers as sources for some parts and products.

Competition
 The power woodworking equipment business is highly competitive and the MARK V and the Company's other products must compete against the single purpose tools sold by Delta, Power Matic, Black and Decker,Sears, and other domestic and foreign corporations.

 The Company considers quality, customer service, method of marketing, price and value to be the principal bases of competition in the power woodworking equipment industry.

Research and Development

 From time to time, the Company engages in limited research and development programs to develop new products, and to improve existing products and current operating methods. Research and development costs were not material in 1998, 1997 and 1996.

Employees
 The total number of persons employed by the Company (both full and part time) as of June 5, 1998 was 112. The Company considers its employee relations to be satisfactory, and to date the Company has not experienced a work stoppage due to a labor dispute. The Company has no collective bargaining contracts.

Environmental Compliance
 The Company believes that it materially complies with all statutory and administrative requirements related to the environment and pollution control. For a discussion of certain environmental related contingencies to which the Company is subject, reference is made to Note 11 to the Consolidated Financial Statements which are incorporated into this Report pursuant to Item 8 below.

ITEM 2.  Properties

 Information concerning the facilities of the Company, which is leased, is set forth below.
 Location        Use             Approximate   Expiration      Renewal
                                  Square         Date of      Options
                                   Feet           Lease

 Dayton, Ohio   Manufactur-
                ing, Head-
                quarters,
                Distribution
                and Retail Store    115,000    August 1999     1- 5 year
 Hilliard, Ohio Retail Store          7,000    February 2004   4- 3 year

 The buildings and the Company's machinery and equipment are well maintained. The Company's production facility currently operates one shift per day. The Company is presently engaged in negotiations to purchase its Manufacturing and headquarters building.

ITEM 3.  Legal Proceedings

 The Company is not a party to any legal proceedings other than litigation which, under the instructions to this item, need not be described. For a discussion of certain environmental related contingencies to which the Company is subject, reference is made to Note 11 to the Consolidated Financial Statements which are incorporated into this Report pursuant to
 Item 8 below.

ITEM 4.  Submission of Matters to a Vote of Security Holders
    None.

                     EXECUTIVE OFFICERS OF THE COMPANY

 Officers are elected annually by the Board of Directors.  The executive officers of the Company are as follows:
 Name                    Age    Position
 John R. Folkerth         65    Chairman of the Board, President, Chief
                                Executive Officer and Director
 William C. Becker        49    Vice President of Finance, Treasurer
                                and Chief Financial Officer
 Robert L. Folkerth       41    Vice President,Sales and Marketing

 John R. Folkerth is the founder of the Company and has been a director and the Chief Executive Officer of the Company since 1972.

 William C. Becker has been Vice President of Finance and Chief
 Financial Officer since October 1982.

 Robert L. Folkerth was named Vice President, Sales and marketing,in April 1996. Before accepting that position with the Company, Mr. Folkerth was Vice President of Finance of Digitron, a manufacturer of automotive components, from 1991 until 1996.

                                   PART II

ITEM 5  Market for Registrant's Common Equity and Related Stockholder Matters.

 The market and shareholder information required by Item 5 is set forth under the heading "Shareholders' Information" (p. 21 in the Company's Annual Report to Shareholders for the year ended April 4, 1998 (which report is included as Exhibit 13.1 to this Report). Such information is incorporated herein by reference.

 There are certain debt covenant requirements described in Note 3 of the Company's Annual Report for the year ended April 4, 1998. The Company paid no dividends in the fiscal years ended April 4, 1998 and April 5, 1997.

 In July 1997 the Company issued stock options covering 99,000 Common Shares under the Company's 1997 Stock Option Plan. The options were issued to executive officers and other key management employees of the Company.
 The options are exercisable at a price ranging from $2.88 to $3.17 per share. In November 1997 the Company issued another stock option to another key management employee. That option covers 5,000 shares and is exercisable at a price of $2.84 per share.

 Shares issuable under the 1997 Stock Option Plan have not been registered under the Securities Act of 1933. The grant of the foregoing options was exempt from the registration provisions of the Securities Act of 1933
 (i) as a transaction not involving a sale of securities, since no investment decision was required on the part of the option recipients, and/or (ii) under Section 4(2) of such Act as a transaction not involving a public offering. It is anticipated that the Common Shares subject to the options will be registered under the Securities Act of 1933 prior to exercise of the options.

ITEM 6.  Selected Financial Data

 The information required by Item 6 is set forth under the heading "Selected Financial Data" (p.20) in the Company's Annual Report to Shareholders for the year ended April 4, 1998 and is incorporated herein by reference.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

 The information required by Item 7 is set forth under the heading "Management's Discussion and Analysis" (p.18) of the Company's Annual Report to Shareholders for the year ended April 4, 1998 and is incorporated herein by reference.

ITEM 7A. Quantitative and Qualitative Disclosure About Market Risk
	Not Applicable.

ITEM 8.  Financial Statements and Supplementary Data
 The information required by Item 8 is set forth at pages 3 through 11 and under the heading "Selected Financial Data" p.20 of the Company's Annual Report to Shareholders for the year ended April 4, 1998 and is incorporated herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
 Not applicable.

                                 PART III

ITEM 10.  Directors and Executive Officers of the Registrant

 The information required by Item 10 is incorporated herein by reference from the Company's Proxy Statement for its Annual Meeting of Shareholders to be held July 29, 1998, except for certain information concerning the executive officers of the Company which is set forth in Part I of this Report.

ITEM 11.  Executive Compensation
 The information required by Item 11 is incorporated herein by reference from the Company's Proxy Statement for its Annual Meeting of Shareholders to be held July 29, 1998.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

 The information required by Item 12 is incorporated herein by reference from the Company's Proxy Statement for its Annual Meeting of Shareholders to be held July 29, 1998.

ITEM 13.  Certain Relationships and Related Transactions

 The information required by item 13 is incorporated herein by reference from the Company's Proxy Statement for its Annual Meeting of Shareholders to be held July 29, 1998.

                                 PART IV

ITEM 14.  Exhibits, Financial Statement Schedules,and Reports on Form 8-K
(a)  1.  Financial Statements
 The following consolidated financial statements of Shopsmith, Inc. and its subsidiaries are incorporated by reference as part of this Report at
 Item 8 hereof.

 Report of Independent Auditors.

 Consolidated Balance Sheets as of April 4, 1998 and  April 5, 1997.

 Consolidated Statements of Operations for the years ended April 4, 1998, April 5, 1997 and March 30, 1996.

 Consolidated Statements of Changes in Shareholders'Equity (Deficit) for the years ended April 4, 1998, April 5, 1997, and March 30, 1996.

 Consolidated Statements of Cash Flows for the years ended April 4, 1998, April 5, 1997 and March 30, 1996.

 Notes to Consolidated Financial Statements.

       2.  Financial Statement Schedules
 The following Financial Statement Schedules for the years ended
 April 4, 1998, April 5, 1997 and March 30, 1996 are included in this report.

 Report of Independent Auditors
 Schedule II- Valuation and Qualifying Accounts

 Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

 Individual financial statements of the registrant have been omitted since the registrant is primarily an operating company and all consolidated subsidiaries are wholly- owned.

3.  Exhibits

 The Exhibits that are filed with this Report are listed in the Exhibit Index. All management contracts or compensatory plans or arrangements are indicated on the Exhibit Index.

(b)  Reports on Form 8-K

 During the quarter ended April 4, 1998, the Company did not file any reports on Form 8-K.

                                SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHOPSMITH, INC.

By/s/ John R. Folkerth
John R. Folkerth
Chairman of the Board
and Chief Executive Officer
June 9, 1998____________
    Date

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ John R. Folkerth                /s/ Edward A. Nicholson
John R. Folkerth                    Edward A. Nicholson
Chairman of the Board,              Director
Chief Executive Officer and         June 9, 1998___________________
Director (Principal Executive       Date
Officer)
June 9, 1998________________
Date
                                   /s/ John L. Schaefer
                                   John L. Schaefer
                                   Director
/s/ Robert L. Folkerth             June 9, 1998___________________
Robert L. Folkerth                 Date
Vice President, Sales and Mar-
keting, Director
June 9, 1998________________
Date                                /s/ Brady L. Skinner
                                    Brady L. Skinner
                                    Director
                                    June 9, 1998___________________
/s/ William C. Becker               Date
William C. Becker
Vice President of Finance
(Principal Financial and            /s/ Richard L. Snell
Accounting Officer)                 Richard L. Snell
June 9, 1998________________        Director
Date                                June 9, 1998___________________
                                    Date

/s/ J. Michael Herr
J. Michael Herr
Director
June 9, 1998________________
Date

                              CROWE CHIZEK

                       REPORT OF INDEPENDENT AUDITORS

 Shareholders and Board of Directors
 Shopsmith, Inc.
 Dayton, Ohio

 We have audited the financial statements of Shopsmith, Inc. and Subsidiaries as of April 4, 1998 and April 5, 1997 and for the years ended April 4, 1998, April 5, 1997 and March 30, 1996, and have issued our report thereon dated June 3, 1998. The financial statements and report are included in your 1998 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Shopsmith, Inc. and Subsidiaries listed on Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit.

 In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                             /s/ Crowe, Chizek and Company LLP


                             Crowe, Chizek and Company LLP

 Columbus, Ohio
 June 3, 1998

SHOPSMITH INC. AND SUBSIDIARIES                                 SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED April 4, 1998, April 5, 1997 AND March 30, 1996
  COLUMN A               COLUMN B    COLUMN C    COLUMN D     COLUMN E

                         BALANCE    CHARGED
                            AT      TO COST     DEDUCTIONS    BALANCE
                        BEGINNING     AND          FROM        AT END
DESCRIPTION              OF YEAR   EXPENSES       RESERVE     OF YEAR
Reserves deducted
from assets to which
they apply:

YEAR ENDED
April 4, 1998
Allowance for
doubtful accounts
receivable             $ 342,617   $ 99,528     $ 124,737   $ 317,408

YEAR ENDED
April 5, 1997
Allowance for
doubtful accounts
receivable            $ 235,007   $ 135,122     $ 27,512   $ 342,617

YEAR ENDED
March 30, 1996
Allowance for
doubtful accounts
receivable             $ 94,728   $ 263,445     $123,166   $ 235,007

                                SHOPSMITH, INC.

                               INDEX TO EXHIBITS

Exhibit No. and Document

    (3)  Articles of Incorporation and By-laws

         3.1  Amended Articles of Incorporation of Shopsmith, Inc., filed as
 Exhibit 4.1 to the Company's Registration Statement on Form S-8
 (Reg.No. 33-26463).*

         3.2  Amended Code of Regulations of Shopsmith, Inc., filed as
 Exhibit 4.2 to the Company's Registration Statement on Form S-8
 (Reg. No. 33-26463). *

    (4)  Instruments Defining the Rights of Security
         Holders, Including Indentures

         4.1 Loan and Security Agreement, dated September 1, 1989 among Shopsmith, Inc.,Shopsmith Woodworking Promotions, Inc., Shopsmith Canada Inc., and Huntington National Bank, including the form of the Revolving
 Note issued in connection therewith. Filed as Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended
 March 31, 1990. *

         4.2  First Amendment to Loan and Security Agreement, dated
 July 11, 1990 among Shopsmith, Inc., Shopsmith Woodworking Promotions,Inc., Shopsmith Canada, Inc.,Shopsmith Woodworking Centers Ltd. Co., and
 Huntington National Bank, including the form of the Revolving Note issued in connection therewith.  Filed as Exhibit 4.2 to the Company's Annual
 Report on Form 10-K for the year ended March 31, 1991.    *

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

         4.4  Third Amendment to Loan and Security Agreement, dated
 June 21, 1993 among Shopsmith, Inc., Shopsmith Woodworking Promotions, Inc., Shopsmith Canada Inc., Shopsmith Woodworking Centers Ltd. Co., and Huntington National Bank,including the form of the Revolving Note issued in connection therewith.  Filed as exhibit 4.4 to the Company's Annual
 Report on Form 10-K for the year ended April 3, 1993.     *

         4.5 Note Modification Agreement, dated as of June 21, 1993 among Shopsmith, Inc.,Shopsmith Woodworking Promotions, Inc., Shopsmith Canada Inc., Shopsmith Woodworking Centers Ltd. Co. and the Huntington
 National Bank.  Filed as exhibit 4.5 to the Company's Annual Report on
 Form 10-K for the year ended April 3, 1993.     *

        4.6 Fourth Amendment to Loan and Security Agreement dated October 5, 1993 among Shopsmith, Inc.,Shopsmith Woodworking Promotions, Inc., Shopsmith Canada Inc., Shopsmith Woodworking Centers Ltd. Co., and Huntington National Bank. Filed as Exhibit 4.6 to the Company's
 Current Report on Form 8-K dated November 1,1993.   *

        4.7 Letter agreement dated April 26, 1994 between Huntington National Bank and Shopsmith, Inc.,Shopsmith Woodworking Promotions, Inc., Shopsmith Canada Inc., and Shopsmith Woodworking Centers Ltd. Co.
 Filed as exhibit 4.9 to the Company's Annual Report on Form 10-K for
 the year ended April 2, 1994.     *

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

        10.2   1984 Stock Option Plan, as amended on February 9, 1987
 and June 11, 1992.  Filed as exhibit 10.2 to the Company's Annual Report
 on Form 10-K for the year ended April 5, 1997.     *

        10.3 Shopsmith, Inc. 1988 Director Option Plan,effective September 1, 1988, as amended on July 29, 1989, June 11, 1992 and July
 31, 1996.Filed as exhibit 10.3 to the Company's Annual Report on Form 10-K
 for the year ended April 5, 1997.      *

        10.4 Disability Plan for Executive Officers, as adopted by the Company's Board of Directors on November 5, 1991. Filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended
 March 31, 1992.       *

        10.5   Nonstatutory Stock Option granted by the Company  on
 June 21, 1993 to John R. Folkerth for the purchase, for a period of
 10 years from the date of grant of 20,000 Common Shares of the Company at a purchase price of $3.00 per share. Filed as Exhibit 10.7.1 to the Company's Annual Report on Form 10-K for the year ended
 April 2, 1994.				    *

        10.6 Incentive compensation plan in effect for the fiscal year ended April 1, 1995 (A substantially identical plan was adopted for the fiscal years to end March 30, 1996, April 5, 1997, April 4, 1998 and April 3, 1999.). Filed as Exhibit 10.7.2 to the Company's Annual Report
 on Form 10-K for the year ended April 1, 1995.     *

       10.7 1995 Stock Option Plan.  Filed as exhibit 4.3 to the Company's
 Registration Statement on Form S-8 (Reg. No. 33-64663)      *

       10.8 Amendment to Shopsmith Inc. 1984 Stock Option Plan dated November 5, 1996. Filed as exhibit 10.8 to the Company's Annual Report
 on Form 10-K for the year ended April 5,1997.    *

       10.9 Amendment to Shopsmith, Inc. 1995 Stock Option Plan dated November 5, 1996. Filed as exhibit 10.9 to the Company's Annual Report
 on Form 10-K for the year ended April 5,1997.      *

Other Material Contracts
       10.10  1997 Stock Option Plan.         **

       10.11 Agreement of Lease, dated August 15, 1987 between Angeles Partners XIV and the Company relating to 6530 Poe Avenue, Dayton, Ohio property, as amended on September 28, 1990. Filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended
 March 31 1991.       *

       10.12 Shopsmith Inc. Savings Plan, effective April 1, 1997. Filed as exhibit 10.10 to the Company's annual report on Form 10-K for
 the year ended April 5, 1997.     *

 (13)  Annual Report to Security Holders

        13.1 Shopsmith, Inc. Annual Report to Shareholders for the year ended April 4, 1998. Only such portions of the Annual Report as are specifically incorporated by reference under Parts I, II, and IV
 of this Report shall be deemed filed as part of this Report.      **

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

 (27)   Financial Data Schedule

        27.1  Financial Data Schedule          **

 (99)  Additional Exhibits

        99.1  Shopsmith, Inc. Employee Stock Purchase Plan. Filed as
 Exhibit 99.1 to the Company's Current Report on Form 8-K dated August 26,
 1993.        *


______________________

    *  Previously filed
    ** Filed herewith

	                                                       EXHIBIT 10.10
                          	SHOPSMITH, INC.
                      	1997 STOCK OPTION PLAN

Section 1.  Purposes.

The purposes of the 1997 Stock Option Plan (the "Plan") are
(i) to provide incentives to officers and other key employees of the Company upon whose judgment, initiative and efforts the long-term growth and success of the Company are largely dependent; (ii) to assist the Company in attracting and retaining key employees of proven ability; and (iii) to increase the identity of interests of such key employees with those of the Company's shareholders by pro-viding such employees options to acquire Shares of the Company, Stock Appreciation Rights and Limited Rights.

Section 2.  Definitions.

(a)	"Acquisition Transaction" means (i) the merger or con-
solidation of the Company into or with another corporation, if the Company (or another corporation controlled by the Company immedi-ately prior to such transaction) will not be the surviving corpora-tion or will become a subsidiary of another corporation not con-trolled by the Company immediately prior to such transaction, (ii) the sale of all or substantially all of the assets of the Company, or (iii) the liquidation of the Company.

(b)	"Affiliate" means a person, corporation or other entity
controlling, controlled by or under common control with the Com-pany.

(c)	"Board" means the Board of Directors of the Company.

(d)	"Code" means the Internal Revenue Code of 1986, as amended.

(e)	"Committee" means the Committee referred to in Section 4.

(f)	"Company" means Shopsmith, Inc.; when used in the Plan
with reference to employment, "Company" shall include any Subsidi-ary of the Company.

(g)	"Designation of Beneficiary" means the written designation by the
Holder of the person or entity to receive the Holder's options and any related Stock Appreciation Rights and Limited
Rights upon the Holder's death, which designation shall be in such form as prescribed by the Committee and filed with the Committee or an officer designated by the Committee.

(h)	"Exchange Act" means the Securities Exchange Act of 1934, as amended.

(i)	"Fair Market Value" means the fair market value of a
Share as determined by the Committee, based on quoted market prices
(if any).

(j)	"Family Members" means children, stepchildren, grand-
children, parents, stepparents, grandparents, spouse, siblings (in-cluding half-brothers and sisters), nephews, nieces and in-laws.

(k)	"Grantee" means the person who received the option and
any related Stock Appreciation Right or Limited Right from the Com-pany.

(l)	"Holder" means the person(s) or entity who owns the op-
tion and any related Stock Appreciation Right or Limited Right, whether the Grantee, Transferee, heir or other beneficiary.

(m)	"Incentive Stock Option" means an option granted under
the Plan or any other plan of the Company that qualifies as an in-centive stock option under Section 422 of the Code.

(n)	"Limited Right" means the right defined in Section 11(a).

(o)	"Nonstatutory Option" means an option granted under the
Plan that by its term does not qualify as an Incentive Stock Op-tion.

(p)	"Qualified Domestic Relations Order" means a qualified
domestic relations order as defined in the Code or Title I of the Employee Retirement Income Security Act, or the rules thereunder.

(q)	"Share" or "Shares" means the Common Shares, without par
value, of the Company.

(r)	"Stock Appreciation Right" means the right defined in
Section 10(a).

(s)	"Subsidiary" means any corporation or other entity more
than 50% of the voting interests of which are owned or controlled, directly or indirectly, by the Company.

(t)	"Tax Date" means the date as of which the amount of a
withholding tax payment with respect to the exercise of an option is calculated.

(u)	"Tender Offer" means a tender offer or a request or in-
vitation for tenders or an exchange offer subject to regulation un-der Section 14(d) of the Exchange Act and the rules and regulations thereunder, as the same may be amended, modified or superceded from time to time.

(v)	"Transferee" means the person who received the option
and any related Stock Appreciation Right or Limited Right from the Grantee during the Grantee's lifetime in accordance with the Plan.

Section 3.  Shares Subject to the Plan.

The maximum number of Shares that may be issued under the Plan is 250,000, subject to the adjustment provided in Section 13. Such Shares may be either authorized and unissued or treasury Shares. Any Shares subject to an option that for any reason has terminated or expired or has been canceled prior to being fully exercised may again be subject to option under the Plan. Shares covered by an option as to which option rights have terminated by reason of the exercise of a Stock Appreciation Right or Limited Right, and Shares that have been surrendered to, or withheld by, the Company to sat-isfy all or a portion of the option price or a tax withholding ob-ligation, shall not be available for the grant of options under the Plan.

Section 4.  Administration.

The Plan shall be administered by a Committee of the Board.
The Committee shall have and exercise all the power and authority granted to it under the Plan. Subject to the provisions of the Plan, the Committee shall in its sole discretion determine the per-sons from the class described in Section 5(a) to whom, and the times at which, options shall be granted; whether and to what ex-tent any option that is granted shall be accompanied by Stock Ap-preciation Rights or and/or Limited Rights; the number of Shares to be subject to each option and each Stock Appreciation Right or Lim-ited Right; the option price per Share; and the duration and other terms of each option. The Committee shall also interpret the Plan, prescribe, amend and rescind rules and regulations relating to the Plan, and make all other determinations necessary or advisable for the administration of the Plan, and such determinations shall be conclusive. A majority of the Committee shall constitute a quorum, and the acts of a majority of the members present at a meeting at which a quorum is present, or acts reduced to or approved in writ-ing by all members of the Committee, shall be acts of the Commit-tee.

Section 5.  Eligibility.

(a)	Grant of Options.  The Committee may grant one or more
Incentive Stock Options or Nonstatutory Options to any officer or other key employee of the Company.

(b)	Grant of Stock Appreciation Rights and Limited Rights.
Any option or portion thereof granted under the Plan may include a Stock Appreciation Right and/or Limited Right. Such right may be granted at the time the option is granted, or it may be granted in respect of an outstanding option at any time prior to its exercise, cancellation, termination or expiration.

Section 6.  Options and Option Terms.

(a)	Option Agreement.  The terms of each option granted un-
der the Plan, including designation as either an Incentive Stock
Option or a Nonstatutory Option, shall be set forth in a written stock option agreement approved by the Committee.

(b)	Terms of All Options.  The following terms and provi-
sions shall apply to all options granted under the Plan:

(1)	Except as set forth in Section 7(b), no option may
be granted under the Plan at a purchase price per Share (the
"Option Price") that is less than the Fair Market Value of a Share on the date the option is granted.

(2)	No option may be exercised more than ten years af-
ter the date of grant of the option.

(3)	At the time an option is granted, the Committee may
provide that the option may be exercised in full or in part only after the passage of a specified period or periods of time following the date of grant or only if specified condi-tions have been satisfied.

(4)	Except as provided in Sections 6(b)(5) and 6(b)(6),
an option may be exercised only if the Grantee has been con-tinuously employed by the Company since the date of grant of the option. Whether authorized leave of absence or absence for military or governmental service shall constitute a termi-nation of employment shall be determined by the Committee.

(5)	At the time an option is granted, or at such other
time as the Committee may determine, the Committee may provide that, if the Grantee of the option ceases to be employed by the Company for any reason (including retirement or disabil-ity) other than death, the option will continue to be exercis-able by the Holder (to the extent it was exercisable on the date the Grantee ceased to be employed) for such additional period (not to exceed the remaining term of such option) after such termination of employment as the Committee may provide.


(6)	At the time an option is granted, or at such other
time as the Committee may determine, the Committee may provide that, if the Grantee of the option dies while employed by the Company or while the Holder is entitled to the benefits of any additional exercise period established by the Committee with respect to such option in accordance with Section 6(b)(5), then the option will continue to be exercisable (to the extent it was exercisable on the date of death) by the person or per-sons (including the Holder's estate) to whom the Holder's rights with respect to such option have passed by will or by the laws of descent and distribution or, if permitted by Sec-tion 12(a), the Holder's designated beneficiary, for such ad-ditional period after death (not to exceed the remaining term of such option) as the Committee may provide.

(7)	In the event any Acquisition Transaction is author-
ized or approved by either the Board or the shareholders of the Company, the Committee shall have the authority in its sole discretion to cancel, effective upon not less than 30 days' notice, any option granted under the Plan. Promptly af-ter such cancellation, the Company shall pay in cash to the Holder of each canceled option an amount equal to the excess of the aggregate Fair Market Value on the effective date of such cancellation of the Shares then subject to the option (whether or not the option is then fully exercisable) over the aggregate Option Price of such Shares.

(8)	At the time an option is granted, the Committee may
provide for any restrictions or limitations on the exercise of the option and/or on the transferability of the Shares issu-able upon the exercise of such option, or specify other terms, conditions and restrictions in addition to those set forth herein, as it may deem appropriate.

(9)	Subject to the ten-year limitation set forth in
Section 6(b)(2), the Committee may waive or modify at any time, either before or after the granting of an option, any condition, limitation or restriction with respect to the exer-cise of such option imposed by or pursuant to this Section 6 or in Section 7 in such circumstances as the Committee may, in its discretion, deem appropriate; provided, however, that any such waiver or modification with respect to an outstanding op-tion shall be subject to the same limitations applicable to amendments to outstanding options, as set forth in Section 6(b)(10).

(10)	Subject to the terms and provisions of the Plan,
the Committee may amend any outstanding option; provided, how-ever, that (i) no such amendment may reduce the Option Price of the option (except to set forth an adjustment in the Option Price made pursuant to Section 13) or extend the maximum term during which the option, if fully vested, may be exercised, and (ii) if the amendment would adversely affect the rights of the Holder of the option, the consent of such Holder to such amendment must be obtained.

Section 7. Additional Provisions Applicable to Incentive Stock Op-tions.

(a) 	The following additional terms and provisions shall ap-
ply to all Incentive Stock Options granted under the Plan, notwith-standing any provision of Section 6(b) to the contrary:


(1)	No Incentive Stock Option shall be granted to an
officer or other employee who possesses directly or indirectly (as provided in Section 424(d) of the Code) at the time of grant more than 10% of the voting power of all classes of capital shares of the Company, any Subsidiary or any parent of the Company unless (i) the Option Price is at least 110% of the Fair Market Value of the Shares subject to the Incentive Stock Option on the date the Incentive Stock Option is granted, and (ii) the Incentive Stock Option is not exercis-able after the expiration of five years from the date of grant.

(2)	The aggregate Fair Market Value (determined as of
the time an Incentive Stock Option is granted) of Shares with respect to which Incentive Stock Options are exercisable for the first time by any individual in any calendar year shall not exceed $100,000, or such other maximum amount permitted by the Code.

(3)	No Incentive Stock Option may be granted after June 10, 2007.

(b)	The Committee may grant Incentive Stock Options and/or
Nonstatutory Options from time to time to employees of the Company who formerly were employed by a corporation with which the Company or a Subsidiary entered into a transaction described in Section 424(a) of the Code in substitution for Incentive Stock Options or Nonstatutory Options, as the case may be, held by such persons.
Any options so granted shall be on such terms and conditions as may be necessary for the grant to be treated as a substitution under
Section 424(a) of the Code. To the extent contemplated by Section 424(a) of the Code, any options so granted need not comply with the restrictions set forth in Section 6(b)(1) and 7(a)(1) above.

Section 8.  Procedure for Exercise of Options; Payment.

An option granted under the Plan may be exercised by the Holder of an option giving written notice of exercise to the Com-mittee or to an officer of the Company designated by the Committee. The Option Price for the Shares purchased shall be paid in full at the time such notice is given. An option shall be deemed exercised on the date the Committee receives written notice of exercise, to-gether with full payment for the Shares purchased. The Option Price shall be paid to the Company either (i) in cash, (ii) by de-livery to the Company of Shares already-owned by the optionee,
(iii) by the retention by the Company of Shares to be issued upon the exercise of such option, or (iv) any combination of cash, al-ready-owned Shares and/or retained Shares. The Committee may, how-ever, at any time and in its discretion, adopt guidelines limiting or restricting the use of already-owned Shares and retained Shares to pay all or any portion of the Option Price. To the extent that payment is being made by retention by the Company of Shares to be issued, payment shall be deemed to have been made at the time the Holder gives written instructions to the Company to so retain Shares. In the event already-owned Shares or retained Shares are used to pay all or a portion of the Option Price, the amount cred-ited for payment shall be the Fair Market Value of the already-owned Shares or retained Shares on the date the option is exer-cised.

Section 9.  Tax Withholding.

With the approval of the Committee and subject to Section
12(b), the Grantee of an option may elect to have the Company re-tain from the Shares to be issued upon the exercise of such option a number of Shares, or may deliver to the Company a number of al-ready-owned Shares, having a Fair Market Value on the Tax Date equal to all or any part of the federal, state and local withhold-ing tax payments (whether mandatory or permissive) to be made on behalf of the Grantee with respect to the exercise of the option (up to a maximum amount determined by the Grantee's top marginal tax rate) in lieu of making such payments in cash. The Committee may establish from time to time rules or limitations with respect to the exercise of the rights described in this paragraph.

Section 10.  Stock Appreciation Rights.

(a)	Definition.  "Stock Appreciation Right" means the right
of a Holder to surrender his or her right to purchase all or any portion of the Shares that the Holder is then eligible to purchase under the related option (such Shares being herein referred to as "Unpurchased Shares") and to receive from the Company, without pay-ment to the Company, cash equal to the excess of the Fair Market Value of the Unpurchased Shares on the date the Holder exercises his or her option for this purpose over the aggregate Option Price of the Unpurchased Shares.

(b)	Restrictions on Exercise.  A Stock Appreciation Right
shall be exercisable only at such times as the related option is exercisable (and to the extent that the related option is then ex-ercisable) and only at such times that the Fair Market Value of a Share exceeds the Option Price under the related option.

(c)	Cancellation.  The right of a Holder to exercise a Stock
Appreciation Right shall be canceled if and to the extent that the related option or any related Limited Right is exercised. The right of a Holder to exercise an option or any related Limited Right shall be canceled if and to the extent that Shares covered by such option are used to calculate cash received upon the exercise of a related Stock Appreciation Right.

(d)	Procedure for Exercise.  A Holder shall exercise a Stock
Appreciation Right by giving written notice of such exercise, specifying the number of Shares as to which the right is exercised, to the Committee or to an officer of the Company designated by the Committee. Provided the exercise is valid and in accordance with the terms of the Plan, the Company shall promptly pay to the Holder the cash to which he or she is entitled.

Section 11.  Limited Rights.

(a)	Definition.  "Limited Right" means the right of a
Holder, upon the happening of an event permitting exercise de-scribed in Section 11(c), to surrender his or her right to purchase all or any portion of the Shares that the Holder is then eligible to purchase under the related option and to receive from the Com-pany a cash payment based upon the relevant exercise value set forth in Section 11(d).

(b)	Grant of Limited Rights.  The Committee may grant Lim-
ited Rights with respect to any option granted under the Plan ei-ther at the time the option is granted or at any time thereafter prior to the exercise, cancellation, termination or expiration of such option. The number of Limited Rights covered by any such grant shall not exceed, but may be less than, the number of Shares covered by the related option. The term of any Limited Right shall be the same as the term of the option to which it relates. The right of a Holder to exercise a Limited Right shall be canceled if and to the extent that the related option is exercised or canceled, and the right of a Holder to exercise an option and any related Stock Appreciation Right shall be canceled if and to the extent a related Limited Right is exercised.

(c)	Events Permitting Exercise of Limited Rights.  A Limited
Right shall be exercisable only if and to the extent that the re-lated option is exercisable; provided, however, that notwithstand-ing the foregoing, a Limited Right related to an Incentive Stock Option shall not be exercisable unless the Fair Market Value of a Share on the date of exercise exceeds the Option Price of a Share subject to the related option. A Limited Right that is otherwise exercisable may be exercised only during the following periods:

(1)	during a period of 30 days following the date of
expiration of a Tender Offer (other than an offer by the Com-pany) for Shares, if the offeror acquires Shares pursuant to such Tender Offer;

(2)	during a period of 30 days following the date of
approval by the shareholders of the Company of a definitive agreement to become a party to an Acquisition Transaction;

(3) 	during a period of 30 days following the date upon
which the Company is provided a copy of a Schedule 13D (filed pursuant to Section 13(d) of the Exchange Act) indicating that any "person" or "group" (as such terms are defined in Sec-tion 13(d)(3) of such act) other than John R. Folkerth or a member of his family or an Affiliate of Mr. Folkerth or his family, has become the holder of 25% or more of the outstand-ing voting shares of the Company; and

(4)	during a period of 30 days following a change in
the composition of the Board of Directors such that individu-als who were members of the Board of Directors on the date one year prior to such change (or who were elected, or were nomi-nated for election by the Company's shareholders, with the af-firmative vote of at least two-thirds of the directors then still in office who were directors at the beginning of such one-year period) no longer constitute a majority of the Board of Directors (such a change in composition is hereinafter re-ferred to as a "Change in Composition of the Board").

(d)	Exercise of Limited Rights.  Upon the exercise of a Lim-
ited Right, the Holder thereof shall receive from the Company a cash payment equal to the excess of: (i) the aggregate "exercise value" on the date of exercise (determined as provided below) of that number of Shares as is equal to the number of Limited Rights being exercised over (ii) the aggregate Option Price under the re-lated option of that number of Shares as is equal to the number of Limited Rights being exercised. A Holder shall exercise a Limited Right by giving written notice of such exercise to the Committee or its designee. A Limited Right shall be deemed exercised on the date the Committee or its designee receives such written notice. Provided the exercise is valid and in accordance with the terms of the Plan, the Company shall promptly pay to the Holder the cash to which he or she is entitled.

The "exercise value" of a Limited Right on the date of exer-cise shall be:

(1)	in the case of an exercise during a period de-
scribed in Section 11(c)(1), the highest price per share paid pursuant to any Tender Offer that is in effect any time during the 60-day period prior to the date that the Limited Right is exercised;

(2)	in the case of an exercise during a period de-
scribed in Section 11(c)(2), the greater of: (i) the highest sale price of a Share during the 30-day period prior to the date of shareholder approval of the Acquisition Transaction, as reported on the trading system on which the Shares are then traded, or (ii) the highest fixed or formula per share price payable pursuant to the Acquisition Transaction (if determin-able on the date of exercise);

(3)	in the case of an exercise during a period de-
scribed in Section 11(c)(3), the greater of: (i) the highest sale price of a Share during the 30-day period prior to the date the Company is provided with a copy of the Schedule 13D, as reported on the trading system on which the Shares are then traded, or (ii) the highest acquisition price of a Share shown on such Schedule 13D; and

(4)	in the case of an exercise during a period de-
scribed in Section 11(c)(4), the highest sale price of a share during the 30-day period prior to the date of the Change in Composition of the Board, as reported on the trading system on which the Shares are then traded.

Notwithstanding the foregoing, in no event shall the exercise value of a Limited Right issued in connection with an Incentive Stock Option exceed the maximum permissible exercise value for such a right under the Code and the regulations and interpretations is-sued pursuant thereto. Any securities or property that form part or all of the consideration paid for Shares pursuant to a Tender Offer or Acquisition Transaction shall be valued at the higher of
(1) the valuation placed on such securities or property by the per-son making such Tender Offer or the other party to such Acquisition Transaction, or (2) the value placed on such securities or property by the Committee. In the event that the Shares are not traded on any trading system, any determination of exercise value that is to be made with reference to a trading system shall instead be made with reference to the Fair Market Value of a Share.

Section 12.  Non-Transferability.

(a)	General Rule.  Except as otherwise provided in this Sec-
tion 12, options, Stock Appreciation Rights and Limited Rights may not be sold, pledged, assigned, hypothecated or transferred other than by Designation of Beneficiary, or if none, by will or the laws of descent and distribution upon the Holder's death, and may be ex-ercised during the lifetime of the Grantee only by such Grantee or by his or her guardian or legal representative. All grants under the Plan, with the exception of Incentive Stock Options and any Stock Appreciation Rights or Limited Rights relating thereto, may be transferred pursuant to a Qualified Domestic Relations Order.

(b)	Permitted Transfers.  Subject to this Section 12(b) and
except as the Committee may otherwise prescribe from time to time, the Committee may act to permit the transfer or assignment of an option (together with any related Stock Appreciation Right or Lim-ited Right) by a Grantee for no consideration to the Grantee's Fam-ily Members, trusts for the sole benefit of the Grantee's Family Members or partnerships whose only partners are Family Members of the Grantee; provided, however, that any such permitted transfer or assignment shall not apply to an option that is an Incentive Stock Option (but only if nontransferability is necessary in order for the option to qualify as an Incentive Stock Option) and to any Stock Appreciation Rights or Limited Rights related to an Incentive Stock Option. Any permitted transfer or assignment of an option and any Stock Appreciation Right or Limited Right related thereto shall only be effective upon receipt by the Committee or an officer of the Company designated by the Committee of an instrument accept-able in form and substance to the Committee that effects the trans-fer or assignment and that contains an agreement by the Transferee to accept and comply with all the terms and conditions of the stock option award and the Plan. A Transferee shall possess all the same rights and obligations as the Grantee under the Plan, except that the Transferee can subsequently transfer such option and any re-lated Stock Appreciation Rights or Limited Rights only by (i) des-ignation of beneficiary or, if none, will or the laws of descent and distribution, or (ii) a transfer to a beneficiary or partner if the Transferee is a trust or partnership, respectively.

Unless the Committee otherwise prescribes, upon the exercise of a Nonstatutory Option or its related Stock Appreciation Rights or Limited Rights by a Transferee, when and as permitted in accor-dance with this Section 12(b), the Grantee is required to satisfy the applicable withholding tax obligations by paying cash to the Company with respect to any income recognized by the Grantee upon the exercise of such option, Stock Appreciation Right or Limited Right by the Transferee. If the Grantee does not satisfy the ap-plicable withholding tax obligations on the exercise date of the option or related Stock Appreciation Right or Limited Right, the Company shall, in the case of the exercise of an option, retain from the Shares to be issued to the Transferee upon the exercise of the option a number of Shares having a Fair Market Value on the Tax Date equal to the mandatory withholding tax payable by the Grantee or, in the case of the exercise of a Stock Appreciation Right or Limited Right, deduct from the cash to be delivered to the Trans-feree such amount as is equal to the mandatory withholding taxes payable by the Grantee.

Section 13.  Adjustments Upon Changes in Capitalization.

In the event of a change in outstanding Shares by reason of a Share dividend, recapitalization, merger, consolidation, split-up, combination or exchange of shares, or the like, the maximum number of Shares subject to option during the existence of the Plan, the number of Shares subject to each outstanding option and any related Stock Appreciation Right or Limited Right, and the Option Price of each outstanding option shall be appropriately adjusted by the Com-mittee, whose determination in each case shall be conclusive.

Section 14. Conditions Upon Granting of Options, Stock Apprecia-tion Rights and Limited Rights and Issuance of Shares.

No option, Stock Appreciation Right or Limited Right shall be granted and Shares shall not be issued upon the exercise of an op-tion unless the grant or the issuance, as the case may be, shall comply with all relevant provisions of state and federal law, in-cluding, without limitation, the Securities Act of 1933, as amended, the Exchange Act, the rules and regulations promulgated thereunder, and the requirements of any stock exchange or trading system upon which the Shares may then be listed or traded.

Section 15.  Amendment and Termination of Plan.

(a)	Amendment.  The Board may from time to time amend the
Plan in such respects as the Board may deem advisable except that, other than with the approval of the shareholders of the Company:

(1) the maximum number of Shares that may be optioned under the Plan cannot be increased except in accordance with
Section 13;

(2) the class of employees eligible for the grant of options may not be changed;

(3) except as provided in Section 7(b), no option may be granted under the Plan at an Option Price that is less than the Fair Market Value of a Share on the date the option is granted; and

(4) no option may be granted that is exercisable more than ten years after the date of grant of the option.

(b)	Termination.  The Board may at any time terminate the
Plan.

(c)	Effect of Termination.  Any termination of the Plan
shall not adversely affect any option, Stock Appreciation Right or Limited Right previously granted and such option, Stock Apprecia-tion Right or Limited Right shall remain in full force and effect as if the Plan had not been terminated.

Section 16.  Notices.

Each notice relating to the Plan shall be in writing and delivered in person or by first class mail (which may, but need not, be certified or registered mail) to the proper ad-dress. Each notice shall be deemed to have been given on the date of actual receipt. Each notice to the Company or the Committee shall be addressed as follows: Stock Option Commit-tee, c/o Corporate Treasurer, Shopsmith, Inc., 6530 Poe Ave-nue, Dayton, Ohio 45414-2591. Each notice to a Holder of an option shall be addressed to such Holder at the Holder's ad-dress shown on the records of the Company. Anyone to whom a notice may be given under the Plan may designate a new address by written notice to the other party to that effect.

Section 17.  Employment.

Neither the Plan nor the grant or award of any option, Stock Appreciation Right or Limited Right under the Plan shall confer upon any employee the right to continued employment with the Company or affect in any way the right of the Company to terminate the employment of an employee at any time and for any reason.

Section 18.  Savings Provisions.

With respect to persons subject to Section 16 of the Ex-change Act, transactions under the Plan are intended to comply with all applicable conditions of Rules 16b-3 or any successor rule promulgated under the Exchange Act. To the extent any provision of the Plan or action by the Board or the Committee fails to so comply, it shall be deemed null and void, to the extent permitted by law and deemed advisable by the Board or the Committee.

Section 19.  Shareholder Approval.

The Plan shall become effective upon its approval by the affirmative vote of the holders of a majority of the outstand-ing Shares. Prior to the time such approval is obtained, the Committee may grant options under the Plan so long as (i) no such option will become exercisable prior to such shareholder approval, and (ii) all such options will terminate if such shareholder approval is not obtained within one year after the date of the grant.

Section 20.  Governing Law.

This Plan shall be governed by and construed in accor-dance with Ohio law.

                                                          EXHIBIT 13.1
                              Shopsmith, Inc.
                      Annual Report to Shareholders
                          For the Year Ended
                             April 4, 1998

                     SHOPSMITH, INC. AND SUBSIDIARIES

Financial Highlights:
                                              Fiscal Years Ended
                                      April 4,   April 5,    March 30,
                                        1998        1997        1996
Results of operations:
 Net sales                         $ 18,798,771 $ 18,469,161 $ 17,409,832
 Income before income taxes and
 extraordinary item                   1,552,239    1,802,558    1,513,890
 Income tax benefit                     120,000            -      743,000
 Income before extraordinary item     1,672,239    1,802,558    2,256,890
 Extraordinary item                           -            -      770,824
 Net income                           1,672,239    1,802,558    3,027,714
Per Common Share:
 Shareholders' equity              $       1.97 $       1.36 $       0.66
 Dividends                                    -            -            -
 Diluted earnings per share:
 Income before income taxes and
 extraordinary item                        0.56         0.66         0.57
 Income before extraordinary item          0.61         0.66         0.84
 Extraordinary item                           -            -         0.29
 Net income                       $        0.61 $       0.66 $       1.13
Financial position:
 Working capital                  $   4,037,133 $  2,507,407 $    634,742
 Total assets                         8,076,565    6,548,821    5,024,214
 Shareholders' equity                 5,168,427    3,620,746    1,809,480
 Current ratio                             2.39         1.86         1.20
 Total debt to equity ratio                0.56         0.81         1.78
 Common shares outstanding            2,624,375    2,663,675    2,659,175

                                            Contents
Letter to Shareholders                            3
Reporting Responsibility                          4
Report of Independent Auditors                    5
Consolidated Financial Statements                 6
Notes to Consolidated Financial Statements       11
Management's Discussion and Analysis             18
Selected Financial Data                          20
Shareholders' Information                        21
Directors and Officers                           22

                                      Corporate Profile
Headquartered in Dayton, Ohio, Shopsmith, Inc. is recognized as a leader in the production and marketing of quality woodworking tools. The Company distributes these tools and other woodworking products directly to consumers through demonstration and mail selling channels. The name "Shopsmith" is a registered trademark that the Company applies to the majority of the products it produces. The Company's common shares are traded in the over-the-counter market.

To our Shareholders:

I am pleased to report continued success at Shopsmith for 1998. While we did not quite match last year's excellent results when our earnings of $1,803,000 were 9.8% of sales, we did earn a respectable $1,672,000
(8.9% of sales). Diluted earnings per share amounted to $.61 compared with $.66 of a year ago.

Revenues increased by 2% in 1998 to $18,799,000 from $18,469,000 last year. Gross margins moved upwards by $330,000 or 3.3% on increased volume and unit profitability. Selling and administrative expenses increased by $667,000 or 7.9%, primarily due to additional advertising and promotion in the current year when compared to 1997. Evaluations of the productivity of these expanded 1998 programs are continuing. Our 1998 results benefited from a $53,000 increase in interest income.

The Company recognized a tax benefit of $120,000 in 1998 because of the elimination of the deferred Federal income tax valuation allowance of $673,000 offsetting a provision for $553,000 of Federal income taxes. This adjustment in the allowance is the result of favorable earnings trends at Shopsmith over the last three-year period.

Testing has been initiated for a franchise store arrangement combining retail sales, shop time-sharing, education and service- all in one facility. Current efforts are centered upon this concept and the development of a working business model. We will pursue establishment of franchise units once the model has been completely evaluated and a proven business formula has been developed.

We have successfully tested the Crafter's Station- a new product developed in 1998. The Crafter's Station, adapted from our current Power Station unit, functions as a table saw and is a multi-purpose power source for many Shopsmith accessories. This new unit will allow the user to perform the many woodworking operations required in craft activities. The product, offered at a lower price than the Mark V, will be directed to customers other than our typical Mark V buyers. Product deliveries commenced in April 1998.

A new Rip Fence was developed in 1998 and will be in production during our second fiscal quarter of 1999. It has significant new features that we believe to be an attractive upgrade to our current product line. We are offering this product to our current Mark V users.

The Company is looking to add to customer convenience and to improve its skills in electronic marketing. Adding to our web-site (www. shopsmith.com) which currently serves to provide product and company information, we are planning to promote our products through an electronic catalog.

Our financial position strengthened significantly in 1998. Working capital has grown by $1.5 million to $4.0 million by the end of 1998 - with marked improvement in current ratios to 2.39 from 1.86 last year. Our debt to equity ratio has shown similar improvement- down to .56 from .81 last year. No borrowings were required this year, thus internally generated cash flows have allowed us to invest accumulated expansion-related funds and to augment 1998 financial income.

In October 1997 the Board of Directors approved a plan under which the Company may repurchase up to 200,000 shares in market and other transactions from time to time. Through April 4, 1998, 62,000 shares have been repurchased at an aggregate cost of $168,250.

We are certainly gratified by the success of the past four years. I especially thank our circle of friends including customers; associates, lenders and suppliers who helped bring this about. We are continuing to invest in the future and are looking forward to enhanced values for you--our shareholders.

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

Independent public accountants are selected annually by the Board of Directors, subject to approval by shareholders, to audit the financial statements. Their audit includes a review of the internal control structure to the extent they considered necessary and selective tests of transactions to support their report, which follows.

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





William C. Becker,
Vice President of Finance
Chief Financial Officer





John R. Folkerth,
Chairman of the Board
Chief Executive Officer

                               Crowe Chizek
                      REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Shopsmith, Inc.
Dayton, Ohio

We have audited the accompanying consolidated balance sheets of Shopsmith, Inc.and Subsidiaries as of April 4, 1998 and April 5, 1997 and the related consolidated statements of operations, changes in shareholders' equity (deficit), and cash flows for the years ended April 4, 1998, April 5, 1997, and March 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shopsmith, Inc. and Subsidiaries as of April 4, 1998 and April 5, 1997 and the consolidated results of its operations and its cash flows for the years ended April 4, 1998, April 5, 1997 and March 30, 1996, in conformity with generally accepted accounting principles.


                                         /s/ Crowe, Chizek and Company LLP


                                         Crowe, Chizek and Company LLP

Columbus, Ohio
June 3, 1998

                     SHOPSMITH INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 Fiscal years Ended

                                     April 4,      April 5,      March 30,
                                       1998          1997          1996
Net sales                     $  18,798,771  $    18,469,161  $    17,409,832
Cost of products sold             8,394,401        8,395,103        8,426,553
Gross margin                     10,404,370       10,074,058        8,983,279

Selling expenses                  6,615,118        5,729,345        4,770,037
Administrative expenses           2,452,926        2,671,917        2,723,534
  Total operating expenses        9,068,044        8,401,262        7,493,571

Income from operations            1,336,326        1,672,796        1,489,708

Interest income                     125,722           72,676           30,893

Interest expense                       (150)            (614)         (32,678)

Other income, net                    90,341           57,700           25,967

Income before income taxes
and extraordinary item            1,552,239        1,802,558        1,513,890

Income tax benefit (Note 8)         120,000                -          743,000

Income before extraordinary item  1,672,239        1,802,558        2,256,890

Extraordinary item-gain from
 extinguishment of debt
 (Notes 4 and 6)                          -                -          770,824

Net income                   $    1,672,239  $     1,802,558     $  3,027,714

Net income per common share
(Note 10 ):
 Basic:
  Before extraordinary item  $        0.63  $           0.68     $       0.85
  Extraordinary item                     -                 -             0.29
  Net income                 $        0.63  $           0.68     $       1.14


 Diluted:
  Before extraordinary item $         0.61  $           0.66     $       0.84
  Extraordinary item                     -                 -             0.29
  Net income                $         0.61  $           0.66     $       1.13

See notes to consolidated financial statements.

                       SHOPSMITH INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                                                  April 4,      April 5,
                                                    1998          1997

ASSETS (Notes 1 and 3)
Current Assets:
 Cash (Note 2)                             $     316,669  $    1,106,873
 Restricted cash (Note 2)                        264,880         114,151
 Short-term investments (Note2)                2,851,355       1,513,397
 Accounts receivable:
  Trade, less allowance for doubtful accounts:
    $317,408 in 1998 and $342,617 in 1997        518,417         419,101
 Inventories (Note 2):
    Finished products                            732,735         562,346
    Raw materials and work in process          1,569,055       1,105,712
           Total inventories                   2,301,790       1,668,058
 Deferred income taxes (Note 8)                  382,000         284,000
 Prepaid expenses                                310,160         329,902
           Total current assets                6,945,271       5,435,482

Properties (Notes 2 and 6):
 Machinery, equipment and tooling              7,006,954       6,841,126
 Leasehold improvements                          190,835         190,835
            Total cost                         7,197,789       7,031,961
 Less accumulated depreciation and
  amortization                                 6,711,089       6,507,780
             Net properties                      486,700         524,181

Deferred income taxes (Note 8)                   629,000         587,000

Other assets                                      15,594           2,158

Total assets                              $    8,076,565  $    6,548,821
                                 Continued

                       SHOPSMITH INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                                  April 4,      April 5,
                                                   1998          1997
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Accounts payable                           $    1,279,547 $    1,179,261
 Customer advances                                  39,854         58,940
 Accrued liabilities:
  Compensation, employee benefits and
   payroll taxes                                   657,154        860,994
  Sales taxes payable                              131,071        148,703
  Accrued recourse liability                       275,841        145,511
  Accrued expenses                                 389,328        413,648
  Other                                            135,343        121,018
           Total current liabilities             2,908,138      2,928,075

Contingencies (Note 11)

Shareholders' Equity (Notes 7 and 9):
 Preferred shares- without par value;
  authorized 500,000; none issued
Common shares- without par value;
 authorized 5,000,000; issued and
 outstanding 2,624,375 in 1998 and
 2,663,675 in 1997                              2,869,075       2,993,633
Retained earnings                               2,299,352         627,113
             Total shareholders' equity         5,168,427       3,620,746

Total Liabilities and Shareholders' Equity $    8,076,565  $    6,548,821

             See notes to consolidated financial statements.

                  SHOPSMITH INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
                               EQUITY (DEFICIT)

                                                    Retained
                                 Common Shares      Earnings
                             Number      Amount    (Deficit)       Total
Balance April 1, 1995      2,654,566   $ 2,978,460  $(4,203,159) $(1,224,699)
Net income for fiscal 1996                            3,027,714    3,027,714
 Common shares issued
  under employee stock
  purchase plan (Note 7)      3,800          6,465                     6,465
 Stock options exercised
(Note 7)                        809              -            -            -

Balance March 30, 1996    2,659,175      2,984,925  (1,175,445)    1,809,480
Net income for fiscal 1997                           1,802,558     1,802,558
 Common shares issued
 under employee stock
 purchase plan (Note 7)       4,500          8,708           -         8,708

Balance April 5, 1997     2,663,675      2,993,633     627,113     3,620,746
Net income for fiscal 1998                           1,672,239     1,672,239
 Common shares issued
 under employee stock
 purchase plan (Note 7)         700          1,672                     1,672
 Stock options exercised
(Notes 7 and 9)              22,000         42,020                    42,020
 Common shares repurchased
 (Note 9)                   (62,000)      (168,250)          -      (168,250)

Balance April 4, 1998     2,624,375 $    2,869,075  $  2,299,352  $ 5,168,427

                 See notes to consolidated financial statements.

                    SHOPSMITH INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOW
                                                   Fiscal Years Ended
                                       April 4,     April 5,      March 30,
                                         1998            1997           1996
Cash flows from operating activities:
 Net income                                $1,672,239  $1,802,558  $3,027,714
 Adjustments to reconcile net income
 to cash provided from operating activities:
    Depreciation and amortization             206,437     212,203     212,663
    Provision for doubtful accounts           229,858     135,122     263,445
    (Gain) loss on disposal of properties           -      (9,911)          -
    Decrease in restructuring reserve               -           -    (294,229)
    Deferred income taxes                    (140,000)    (55,000)   (816,000)
    Gain on extinguishment of debt                  -           -    (770,824)
    Cash provided from (required for) changes
    in assets and liabilities:
      Restricted cash                        (150,729)    200,484      35,614
      Accounts receivable                    (329,174)   (261,529)    138,964
      Inventories                            (633,732)   (157,099)    223,208
      Other current assets                     19,742    (152,786)    (16,883)
      Other assets                            (13,436)      1,000           -
      Accounts payable and customer advances   81,200     336,530    (997,807)
      Other current liabilities              (101,137)   (618,308)    227,512
Cash provided from operating activities       841,268   1,433,264   1,233,377

Cash flows from  investing activities:
 Maturity of short-term investments         3,750,000     750,000     750,000
 Purchase of short-term investments        (5,087,958) (1,522,526)   (748,912)
 Property additions                          (168,956)   (127,804)   (208,242)
 Proceeds from sale of property                     -       9,911           -
Cash (used in) investing activities        (1,506,914)   (890,419)   (207,154)

Cash flows from financing activities:
 Common shares issued                          43,692       8,708       6,465
 Common shares repurchased                   (168,250)          -           -
 Decrease in term loan                              -           -    (323,310)
 Decrease in accounts payable longterm              -           -    (496,649)
 Decrease in capital lease obligations              -      (4,881)    (13,443)
 Cash provided from (used in) financing
 activities                                  (124,558)      3,827    (826,937)

Net increase (decrease) in cash              (790,204)    546,672     199,286

Cash:
  At beginning of year                      1,106,873     560,201     360,915
  At end of year                            $ 316,669 $ 1,106,873   $ 560,201

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

Statement of Cash Flows
Following is supplementary information relating to the consolidated statement of cash flows:
Cash paid for the following items:       1998       1997        1996
  Interest                             $  150   $    614    $ 32,678
  Income taxes (net of refunds)        19,573     52,116      50,000

Cash
Depository transactions and disbursements are handled primarily by one local financial institution. Approximately $264,000 and $114,000 was maintained at April 4, 1998 and April 5, 1997, respectively in an account restricted for use in funding the Company's recourse obligations should the Company be unable to do so itself through its normal operations.Cash and cash equivalents include highly liquid debt instruments purchased with maturities ranging up to one year.

Short-term investments
The Company determines the appropriate classification for its short-term investments, which, at April 4, 1998 and April 5, 1997, consist only of U.S. Government or Government backed debt securities, at the time of purchase and reevaluates this determination at each balance sheet date. By policy of the Board of Directors, the Company's short-term investments may consist only of U.S. Government backed debt securities or corporate obligations rated not less than A1 or A+.The Company classifies investments with maturities of less than six months as held to maturity and values them at amortized cost. The fair value of such investments at April 4, 1998 andApril 5, 1997 approximates their amortized cost. Investments with maturities greater than six months are classified as available for sale and recorded at fair value. At April 4, 1998 and April 5, 1997, the Company had approximately $1.6 million and $1 million of available for sale securities maturing from October 1999 to February 2000. The fair value of these securities at the balance sheet dates approximates their cost.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market.

Properties
Properties are stated at cost. Depreciation and amortization are provided primarily using the straight-line method over estimated useful lives that range as follows:
    Machinery, equipment and tooling    3 to 12 years
    Leasehold improvements              3 to 10 years
Maintenance and repairs are charged to expense, unless they significantly lengthen useful economic lives of the property. When an asset is retired or sold, its cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized.

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

Installment Contracts
Retail installment contracts sold to financial institutions were $10.0 million in fiscal 1998, $10.7 million in fiscal 1997 and $9.7 million in fiscal 1996. Of these contracts, $8.6 million, $9.0 million, and $7.5 million were sold without recourse in fiscal 1998, 1997 and 1996, respectively. At April 4, 1998 approximately $1.8 million of installment contracts sold to a financial institution with a recourse provision were still outstanding.

Product Warranties
Products are warranted against defects in material and workmanship for one year. Estimated costs are accrued for warranties presently in force.

Research and Development Costs
Research and development costs were not material in 1998, 1997 and 1996.

Income per Common Share
Basic Income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect reduced per share amounts that would have resulted if stock options had been converted into common stock.

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

Fiscal Year
Shopsmith's fiscal year follows a 52/53-week pattern consistent with its fiscal year for tax purposes. The year ended April 4, 1998 was a 52-week year while the year ended April 5, 1997 was a 53-week year and the year ended March 30, 1996 was a 52-week year.

Recent Accounting Pronouncements
During the current fiscal year, the Financial Accounting Standards Board issued several Statements of Financial Accounting Standards including the following:

SFAS No. 130, "Reporting Comprehensive Income," is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes net income and all other changes in shareholders' equity except those resulting from investments and distributions to owners.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," is effective for financial statements issued for periods beginning after December 15, 1997. This statement requires financial and descriptive information about an entity's operating segments to be included in the annual financial statements.

Neither of these authoritative pronouncements, when implemented, is expected to impact the reported financial position or results of operations of the Company. The Company is currently evaluating how it will present comprehensive income and segment information in future financial statements.

3. Bank Line of Credit
As of April 4, 1998 a revolving credit agreement provided for maximum short-term borrowing of $500,000 subject to certain limitations based upon inventory levels. Interest is charged at the bank's prime rate. No amounts were outstanding under this arrangement during fiscal 1998 and 1997. The agreement requires compliance with certain minimum net worth, working capital, financial leverage and other miscellaneous covenants and expires June 30, 1999. Substantially all tangible assets are pledged as collateral.

4. Accounts Payable Restructuring
In June 1995, the Company paid about $860,000 in satisfaction of about $1,473,000 in debt under a voluntary payment plan that was agreed with creditors in May 1994. The resultant $613,000 gain was recorded in fiscal 1996 as an extraordinary item.

5. Employee Benefit Plans
Shopsmith maintains a defined contribution employee benefit plan covering substantially all employees. The Company matches employee contributions of up to four percent of compensation at rates of 25 or 50 percent, depending on amounts contributed by employees. The Company contributed $45,400, $36,500 and $26,400 to this plan for 1998, 1997 and 1996, respectively.

The Company provides certain health care and life insurance benefits to substantially all employees. These benefits are provided through a combination of insurance and self-insurance deductibles.

6. Leases
Leases on real estate (manufacturing, storage, office and retail store premises) and equipment expire through fiscal 2004. In October 1995, the Company paid about $294,000 in satisfaction of about $452,000 in debt under an early lease cancellation agreement that was reached in December 1994. The resultant $158,000 gain was recorded in fiscal 1996 as an extraordinary item.

The lease on the Company's manufacturing and headquarters building expires during fiscal 2000.

Operating lease obligations for the next five fiscal years are:

           1999 $  541,337
           2000    289,543
           2001     60,249
           2002     52,541
           2003     52,541
                $  996,211

Rent expense was $521,811 in 1998, $422,700 in 1997 and $379,100 in 1996.

7. Stock Options and Employee Stock Purchase Plan
In July 1988, the shareholders approved the 1988 Director Option Plan that provides for the issuance of up to 52,500 shares. Pursuant to options granted under the plan, an outside director of the Company could choose individually to be compensated for services by payment of a cash retainer or by being awarded stock options with values at time of issuance approximately equal to the cash retainer. Options are exercisable over ten years beginning one year from the date of grant. The plan originally included stock appreciation rights. These rights were surrendered by affected participants in December 1996.

The Company also has a stock option plan approved in 1984 that permits the granting of options to employees to purchase stock at the market value on the date of grant. Options are for a term of either five or ten years and become exercisable in annual installments beginning one year from the date of grant. No additional options may be granted under the 1984 plan.

In June 1993, the Company granted a non-qualified stock option, outside the 1988 and 1984 plans, for 20,000 shares to an employee to purchase stock at $3.00 per share. The option becomes exercisable in annual installments beginning one year from the date of grant and expires on June 20, 2003.

In August 1993, the Company adopted an employee stock purchase plan, which permits eligible employees and directors of Shopsmith to purchase from time to time up to 250,000 Shopsmith common shares directly from the Company without payment of brokerage fees. The purchase price of the shares purchased under the plan is the market price of the shares (based upon a five-day average closing price at the time of purchase). A total of 700, 4,500 and 3,800 shares were purchased under the plan during fiscal 1998, 1997 and 1996.

In March 1994, the Company granted an option for 35,000 shares at the then-current market price of $1.92 per share to the lessor of its headquarters and manufacturing buildings in exchange for an agreement to reduce the space leased. The option expires five years from the date of grant.

In July 1995, the shareholders approved the 1995 option plan that provides for the issuance of up to 250,000 shares. Pursuant to options granted under the plan, the shareholders ratified the grant of options, which are contingent upon the achievement of certain pre-tax income thresholds in fiscal 1995, 1996 and 1997, for 220,000 shares at $1.91 per share to a group of employees under this plan. In any of those years in which the Company's pre-tax income equals or exceeds the threshold, one third of the options will become exercisable 75 days after that year's end. In any of those years where the Company's pre-tax income is less than the established thresholds, one third of the options will terminate. Fiscal 1995, 1996 and 1997 pre-tax income exceeded the applicable thresholds and thus all of the options granted will become exercisable in accordance with the plan.

In July 1997, the shareholders approved the 1997 option plan, which provides for the issuance of up to 250,000 shares pursuant to options granted under the plan. A total of 104,000 shares were granted at an average share cost of $2.98 to a group of employees. The plan provides for certain pre-tax income thresholds in fiscal 1998, 1999 and 2000. The earnings thresholds were not achieved in 1998 and options covering 27,999 shares were cancelled. Options covering an additional 15,000 shares were cancelled under the plan as the result of the resignation of an option holder.

Additional information relating to the option plans is as follows:

                                 1984 Plan               1988 Plan
                            1998    1997    1996    1998    1997    1996
Granted                        -       -       -       -       -       -
Cancelled                      -   1,250  10,500       -       -       -
Expired                   19,000       -       -       -       -       -
Available                      -       -       -   1,557   1,557   1,557
Exercised                      -       -       -       -       -       -
Average exercise price         -       -       -       -       -       -
Exercisable at year end    2,250  21,250  22,500  47,514  47,514  47,514
Outstanding at year end    2,250  21,250  22,500  47,514  47,514  47,514
Average option price      $ 6.84  $ 3.98  $ 4.17  $ 0.93  $ 0.93  $ 0.93

                                 1995 Plan              1997 Plan
                           1998    1997    1996     1998    1997   1996
Granted                  36,000  70,000       -  104,000       -      -
Cancelled                12,000  42,000  51,191   42,999       -      -
Expired                       -       -       -        -       -      -
Available                19,191  43,191  71,191  188,999       -      -
Exercised                22,000       -    809         -       -      -
Average exercise price    $1.91       -$  1.91         -       -      -
Exercisable at year end 150,667  90,667 59,333         -       -      -
Outstanding at year end 208,000 206,000 178,000   61,001       -      -
Average option price    $  1.98 $  1.84  $ 1.91  $  2.97 $     -   $  -

Except for outstanding options, the plans terminate in ten years.
In accordance with the provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company applies APB Opinion 25 and related Interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS 123, 1998 and 1997 net income and earnings per share would have been reduced to the proforma amounts indicated in the table below.

                                                  1998        1997
Net income- as reported                      $ 1,672,239  $ 1,802,558
Net income- pro forma                        $ 1,635,944  $ 1,777,675

Diluted earnings per share- as reported      $      0.61  $      0.66
Diluted earnings per share- pro forma        $      0.59  $      0.65

The fair value of each options grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                 1998         1997
Expected dividend yield                            0%           0%
Expected stock volatility                         13%          12%
Risk -free interest rate                         5.6%         6.4%
Expected life of options                      5 years      5 years

The effects of applying SFAS 123 in this proforma disclosure are not indicative of future amounts. Because no options were granted in 1996 there are no proforma amounts to report for 1996.

8. Income taxes
The income tax provision (benefit) reflected in the consolidated statements of operations is comprised of the following:

                                        1998        1997        1996
Current
 Federal                           $   20,000  $   55,000  $   50,000
 State and Local                                               23,000
Deferred                              533,000     587,000     517,000

Provision for income taxes before
 effect of adjustment of
 valuation allowances                 553,000     642,000     590,000


Effect of adjustment of valuation
 allowances                          (673,000)   (642,000) (1,333,000)

 Income tax benefit               $  (120,000)  $        $   (743,000)

The income tax provision attributable to the 1996 extraordinary item is $262,000 and is completely offset by the change in the valuation adjustment. The change in the valuation allowance for each year represents the realization of tax benefits of temporary differences and net operating loss carryforwards that reversed during the respective periods. Also, the change represents the Company's reevaluation of the realizability of future tax benefits because of its continued profitability. Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recorded for financial reporting purposes and such amounts as measured by tax laws and regulations.

The components of deferred tax assets and liabilities included in the balance sheet are:

                                       1998         1997           1996
Expenses not currently deductible     $ 257,000   $ 371,000   $ 565,000
Inventory valuation                      17,000      17,000      14,000
Allowance for doubtful accounts         108,000     116,000      80,000
Less valuation allowance                      -    (220,000)   (406,000)
  Current                               382,000     284,000     253,000

Tax loss carryforwards                  295,000     714,000   1,201,000
Tax credit carryforwards                237,000     237,000     237,000
Accumulated depreciation                (26,000)    (14,000)    (16,000)
Alternative minimum tax payments        123,000     103,000      50,000
Less valuation allowance                      -    (453,000)   (909,000)
  Non- current                          629,000     587,000     563,000
    Total                           $ 1,011,000   $ 871,000  $  816,000

The Company's effective tax rate differs from the U. S. statutory rate as follows:
                                       1998          1997       1996
Federal statutory rate                 34.0%         34.0%      34.0%

Non deductible expenses
principally meals and entertainment     1.6%          1.4%       0.9%
Change in valuation allowance         (43.3%)       (35.6%)    (88.1%)
Other, net                              0.0%          0.2%       4.1%
                                       (7.7%)         0.0%     (49.1%)

Net operating losses and tax credits expire as follows:

                                           Net Operating       Tax
                                              Losses          Credits
1999                                                          $34,000
2000                                                          148,000
2004                                                            4,000
2005                                                           23,000
2006                                                           18,000
2007                                                           10,000
2010                                           867,000             -
                                              $867,000       $237,000

9.  Stock repurchase
In October 1997, the Company's Board of Directors approved a plan under which the Company may repurchase up to 200,000 common shares in market and other transactions from time to time. Such transactions will be at the discretion of the Company and the plan will continue indefinitely. The Company repurchased 62,000 shares through April 4, 1998. Of that amount, 22,000 shares were acquired upon the exercise of a stock option. The cost of these optioned shares amounting to $63,250 exceeded proceeds by $21,230. An additional 14,000 shares were purchased subsequent to the balance sheet date. This subsequent transaction had no significant effect on reported earnings per share for the year ended April 4, 1998.

10. Earnings per share
Dual presentation of basic and diluted earnings per share is required by SFAS No. 128. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect reduced per share amounts that would have resulted if stock options had been converted into common stock. The following reconciles amounts reported in the financial statements:

                                       Fiscal Years Ended
                                    April 4,     April 5,     March 30,
                                     1998         1997          1996
Income before extraordinary item  $1,672,239   $1,802,558    $2,256,890
Extraordinary item                         -            -       770,824
Net income                        $1,672,239   $1,802,558    $3,027,714

Weighted average shares            2,658,475    2,662,342     2,654,566
Additional dilutive shares            93,870       69,914        21,051
Total dilutive shares              2,752,345    2,732,256     2,675,617

Basic earnings per share:
Income before extraordinary item      $ 0.63       $ 0.68        $ 0.85
Extraordinary item                         -            -          0.29
Net income                            $ 0.63       $ 0.68        $ 1.14

Diluted earnings per share:
Income before extraordinary item      $ 0.61       $ 0.66        $ 0.84
Extraordinary item                         -           -           0.29
Net income                            $ 0.61       $ 0.66        $ 1.13

11. Contingencies
The Company is involved in various legal proceedings incidental to its business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company. Many of these matters are covered in whole or in part by insurance. Management believes that any liability that may result would not have a material effect on the consolidated financial position or results of operations of the Company. Additionally, the Company and over 500 other potentially responsible parties were ordered by the Environmental Protection Agency
(EPA), under the federal "Superfund" legislation, to take action to secure a landfill in Huber Heights, Ohio. The extent and nature of the contamination, insurance coverage available to the Company and the participation by additional PRP's in the clean up of this site are not fully known at this time. The EPA has been focusing on the top 104 PRP's that sent over 1,000 yards of waste to the site. The Company is number 62 in the volumetric list of generators. However, there is no evidence that the Company sent hazardous substances to the site. It has been preliminarily estimated that the clean up of the site will cost approximately $20 million. In May 1997, the EPA extended a settlement proposal with potential responsible parties, including the Company. The Company declined to accept the proposal. Based on available information, the Company believes its share of the estimated costs associated with the ultimate resolution of this matter will not be material to the results of operations or the financial position of the Company.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Net income was $1,672,000 or $.61 per diluted share on net sales of $18,799,000 for the year ended April 4, 1998 compared with $1,803,000 or $.66 per diluted share on sales of $18,469,000 for the preceding year. Overall gross margins improved as a percentage of sales to 55.3% from 54.5%
reported in the previous year.   This represents a $330,000 increase in
gross margin or 3.3%, primarily on increased unit profitability. Selling and administrative expenses increased by $667,000 in 1998 mainly because of the Company's decision to continue expansion of its advertising and promotional efforts to support field sales. Evaluations of the productivity of these programs are continuing.

The Company's core product is the Mark V and nearly all of the other current products serve as accessories to it. Mark V units sold in 1998 were 7.6% lower than in 1997. Mark V unit sales for 1997 were 2.9% greater than 1996. The Crafter's Station, an adaptation of the Company's Power Station, has been developed for initial shipments in April 1998. This new product and related accessories will be directed to customers other than our typical Mark V buyers.

In 1994, a deferred income tax valuation allowance of $3,051,000 was established because of the uncertainty that the Company's net deferred tax assets including its net operating loss and tax credit carryforwards would be able to generate future tax benefits. The changes (Note 8) to the deferred income tax valuation allowance for 1998, 1997 and 1996 represent the realization of tax benefits of temporary differences which reversed during the respective periods. Also, because of favorable earnings trends through 1998, the Company was able to eliminate all such valuation reserves. Because of the allowance reversal, a total tax benefit of $120,000 was recognized in 1998.

Net income for 1996 of $3,028,000 or $1.13 per diluted share included extraordinary gains of $771,000 at $.29 per diluted share and a $743,000 income tax benefit at $.27 per diluted share. As discussed in Notes 4 and 6 to the Consolidated Financial Statements, the Company availed itself during 1996 of early-payment discount features of both a voluntary payment plan that was approved by affected creditors in June 1994 and an early lease cancellation agreement that was reached in December 1994. The discounts amounted to $613,000 or $.23 per diluted share and $158,000 or $.06 per diluted share, respectively, and were recorded as extraordinary items.

Liquidity and Capital

Cash of $841,000 was provided from operations in 1998 compared with $1,433,000 and $1,233,000 in 1997 and 1996 respectively. The major 1998 to
1997 variation in operating cash flows relate to increases in accounts receivable and inventories for new ventures and products. Investing activities consisted of tooling purchases and other plant additions totaling $169,000 and in increased short-term investments of $1,338,000. The Company used $168,000 to redeem common shares during 1998 as described more fully in
Note 9 to the financial statements.

Working capital grew by 61% to $ 4,037,000 from $2,507,000 at the beginning of the fiscal year. In addition, total shareholders' equity climbed to $5,168,000 which is 43% above last year's levels. Liquidity and debt/equity measures improved as a result with the current ratio improving to 2.39 from
1.86 last year. The debt to equity measure improved to .56 from .81 at the beginning of the year.

A revolving credit agreement provides for maximum short-term borrowing of $500,000 subject to certain limitations based on inventory levels. See note 3 to the Consolidated Financial Statements for further discussion regarding this credit facility. Management believes current and available financial resources to be sufficient to meet operating needs.

Capital Expenditures
Fiscal 1998 capital expenditures related primarily to tooling purchases.
In fiscal 1997, capital additions were focused on upgrades of computer equipment, replacement tooling and machinery. Fiscal 1996 capital additions consisted mainly of the development of promotional video programs and on tooling and die replacements.

Contingent matters
The Company has identified computer-related applications that will require modification to ensure Year 2000 compliance. External and internal resources are being utilized in this effort. Modification of the most significant processes is substantially complete. The Company plans on completing the testing process by December 31, 1998.

The Company has communicated with significant third parties about their readiness to meet the Year 2000 issues. However, there is no guarantee that the systems ofthese other companies on which the Company relies will be timely converted,or that their failure would not have a material adverse affect on the Company.

The total cost to the Company for the Year 2000 compliance issues has not been and is not expected to be material to its financial position, results of operations or cash flows in any given year. Costs and estimates to complete the Year 2000 modification and testing are based on management's best estimates about future events and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from these plans.

For a discussion of certain environmental related contingencies to which the Company is subject, reference is made to Note 11 to the Consolidated Financial Statements.

Forward-Looking Statements
The foregoing discussion and the Company's consolidated financial statements contain certain forward-looking statements that involve risks and uncertainties, including the following: (i) management's belief that the Company must increase its distribution capabilities and introduce competitive products in order to increase sales, (ii) the expectation that the Company must continue to invest in the development of wood working products in order to meet customer demands and (iii) the adequacy of operating cash flows over the next several years together with currently available working capital to finance the growth needs of the Company. As a result, the Company's actual results could differ materially from the results discussed in the forward-looking statements.

Five-Year Review of Performance

(In thousands except per share)
                                 1998      1997      1996      1995      1994
Summary of operations:
 Net sales                   $ 18,799  $ 18,469  $ 17,410  $ 17,728  $ 48,039
 Interest (income) expense       (126)      (72)        2       101       414
 Income (loss) before income
  taxes and extraordinary item  1,552     1,803     1,514     1,421    (8,675)
 Income tax benefit              (120)        -      (743)        -         -
 Income (loss) before extra-
 ordinary item                  1,672     1,803     2,257     1,421    (8,675)
 Extraordinary item                 -         -       771         -         -
 Net income (loss)              1,672     1,803     3,028     1,421    (8,675)

Financial Position:
 Working capital              $ 4,037   $ 2,507     $ 635    $ (918) $ (2,133)
 Property-net                     487       524       609       613       933
 Total assets                   8,077     6,549     5,024     4,415     7,033
 Long-term debt                     -         -         -       923     1,644
 Shareholders' equity           5,168     3,621     1,809    (1,225)   (2,803)

Per share information:
 Income (loss) per share-basic:
  Before extraordinary item   $  0.63   $  0.68   $  0.85   $  0.56   $ (3.58)
  Extraordinary item                -         -      0.29         -         -
  Net income                     0.63      0.68      1.14      0.56     (3.58)
Income (loss) per share-diluted:
  Before extraordinary item      0.61      0.66      0.84      0.56     (3.58)
  Extraordinary item                -         -      0.29         -         -
  Net income                     0.61      0.66      1.13      0.56     (3.58)
Shareholders' equity per share    1.97     1.36       .68     (0.46)    (1.16)

Performance indicators:
 Return on sales (%)               8.9      9.8      17.4       8.0     (18.0)
 Return on average shareholders'
  equity(%)                       38.1     66.4   1,035.5       N/A    (588.7)
 Return on average total assets(%)22.9     31.2      64.1      24.8     (73.9)
 Current ratio                    2.39     1.86      1.20      0.81      0.74
 Ratio of total debt to equity    0.56     0.81      1.78       N/A       N/A

Other information:
 Number of employees at year end:
  Full time                        108       98        93       103       169
  Part time                          4        9        14        19       120
                                   112      107       107       122       289
Average shares outstanding(000's)2,658    2,743     2,678     2,558     2,415

                      SHOPSMITH, INC. AND SUBSIDIARIES

                          Shareholders' information
Stock Quotations (Bid Prices)
Quarter ended                      High           Low
June 29, 1996                  $   2.12      $   1.31
September 28, 1996                 2.50          2.12
December 28, 1996                  2.56          2.19
April 5, 1997                      2.56          2.25

July 5, 1997                       3.00          2.06
October 4, 1997                    3.00          2.18
January 3, 1998                    3.00          2.50
April 4, 1998                      3.00          2.50

The common shares of the Company are traded in the over-the-counter market. The above stock quotations were obtained from daily broker quotation ("Pink") sheets and reflect interdealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The Transfer Agent's records showed 1,330 shareholders of record of the Company's common shares on May 28, 1998.

Per Share Information:
                               Diluted             Shareholders'
                                Income
                                (loss) Dividends Equity(Deficit)
1998                            $  0.61     $ -        $   1.97
1997                               0.66       -            1.36
1996                               1.13       -            0.68
1995                               0.56       -           (0.46)
1994                              (3.58)      -           (1.16)

Shopsmith Market Makers
William V. Frankel & Co.           Hill, Thompson, Magid
Troster Singer Corp.               Sharpe Capital
Wedbush, Morgan Securities         Knight Securities
M. H. Meyerson & Co.               Fidelity Capital Markets
Nash Weiss & Co.                   Paragon Capital
Herzog, Heine & Geduld

Annual meeting
Shopsmith's Annual Shareholders' Meeting will be held at 9:30 a.m. on Wednesday, July 29, 1998 at the Company's office and manufacturing facility located at 6530 Poe Avenue, Dayton, Ohio.

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

                  	SHOPSMITH INC. AND SUBSIDIARIES
                      Directors and Officers
                       Board of Directors

John R. Folkerth, Chairman of the Board, President and Chief Executive
   Officer, Shopsmith, Inc., Dayton, Ohio
Robert L. Folkerth, Vice President, Sales and Marketing,
   Shopsmith, Inc., Dayton, Ohio
J. Michael Herr, Thompson Hine & Flory LLP, Attorneys-at-Law, Dayton, Ohio Edward A. Nicholson, President, Robert Morris College,
   Coraopolis, Pennsylvania
John L. Schaefer, Vice President (retired) The James River Corporation,
   Dayton, Ohio
Brady L. Skinner, Audit Partner, Brady, Ware & Schoenfeld Inc.
   Dayton, Ohio
Richard L. Snell, Chief Executive Officer, Tipp Machine and Tool, Inc.,
   Tipp City, Ohio

Audit Committee of the Board of Directors
John L. Schaefer, Brady L. Skinner and Richard L. Snell

Corporate Vice Presidents
William C. Becker, Vice President of Finance and Chief Financial Officer Robert L. Folkerth, Vice President, Sales and Marketing

General Information
Transfer agent and registrar:
      The Fifth Third Bank, Cincinnati, Ohio
Independent Auditors:
      Crowe, Chizek and Company LLP, Columbus, Ohio
General Counsel:
      Thompson Hine & Flory LLP, Dayton, Ohio

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

                                                         EXHIBIT 21.1

SUBSIDIARIES OF SHOPSMITH, INC.

Name of Subsidiary
and Name Under Which
Subsidiary Does                                     State of
Business                                            Incorporation

1.  Shopsmith Woodworking
     Promotions, Inc.                                   Ohio

2.  Jefferson City Tool
     Company                                            Ohio

3.  Shopsmith Woodworking Centers
     Ltd.  Co.                                          Ohio

                                                           EXHIBIT 23.1

            CONSENT OF INDEPENDENT PUBLIS ACCOUNTANTS


We consent to the incorporation by reference in the registration statements of Shopsmith, Inc. and Subsidiaries on Form S-8 (Registration No.33-26463, 33-64663, 33-67898, and 333-17437) of our report on our audits of the consolidated financial statements and financial statement schedule of Shopsmith, Inc. and Subsidiaries as of April 4, 1998 and April 5, 1997 and for the years ended April 4, 1998, April 5, 1997 and March 30, 1996, which report is included in this Annual Report on Form 10-K.

                              /s/ Crowe, Chizek and Company LLP
                              Crowe, Chizek and Company LLP
Columbus, Ohio
June 3, 1998