Form 10-Q
period 1998-07-04
SHOPSMITH INC
filed 1998-08-12
CIK 89925

FORM 10-Q
                 SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

             Quarterly Report Under Section 13 or 15 (d)
                    Of the Securities Exchange Act of 1934

For the quarter ended--         Commission File Number  0-9318
  July 4, 1998

                           SHOPSMITH, INC.
                         (Name of Registrant)

Ohio__________________            			  _______31-0811466_____
(State of Incorporation)      			  (IRS Employer Identification Number)


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

						Yes _X_        No ___

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of July 9, 1998.

Common shares, without par value:  2,598,375 shares.

                       SHOPSMITH, INC. AND SUBSIDIARIES

                                INDEX

                                                           Page No.
Part I.  Financial information:

Item 1.  Financial Statements

Consolidated Balance Sheets-
      July 4, 1998 and April 4, 1998                    	     3- 4

Statements of Consolidated Operations and
Retained Earnings - Three Months
Ended July 4, 1998 and July 5, 1997        			                   5

Consolidated Statements of Cash Flows-
Three  Months Ended July 4, 1998  and
July 5, 1997						          	   	                                6

Notes to Financial Statements							                           7-8

Item 2.  Management's Discussion and Analysis
of Financial Condition and Results
of Operations								                                            9

Item 3.  Quantitative and qualitative disclosures
		     about market risk		                          				         9

Part II.  Other Information								                    		       10

                      SHOPSMITH INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                                                  July 4,        April 4,
                                                   1998           1998
                                                (Unaudited)
                   ASSETS
Current Assets:
 Cash                                           $   279,553    $   316,669
 Restricted cash                                    129,047        264,880
 Short-term investments                           1,615,738      2,851,355
 Accounts receivable:
  Trade, less allowance for doubtful accounts:
  $322,263 on July 4 and $317,408 on April 4        536,436        518,417
 Inventories                                      2,547,167      2,301,790
 Deferred income taxes (Note 2)                     373,000        382,000
 Prepaid expenses                                   535,301        310,160
   Total current assets                           6,016,242      6,945,271

Properties:
 Machinery, equipment and tooling                 7,084,374      7,006,954
 Leasehold improvements                             190,835        190,835
    Total cost                                    7,275,209      7,197,789
 Less accumulated depreciation and
  amortization                                    6,760,005      6,711,089
    Net properties                                  515,204        486,700

Deferred income taxes (Note 2)                      626,000        629,000

Other assets                                         15,644         15,594

Total assets                                   $  7,173,090   $  8,076,585

                                      Continued

                        SHOPSMITH INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                                     July 4,        April 4,
                                                      1998           1998
                                                   (Unaudited)
     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                $   879,650    $  1,279,547
 Customer advances                                    37,469          39,854
 Accrued liabilities:
  Compensation, employee benefits and
   payroll taxes                                     327,261         657,154
  Sales taxes payable                                101,331         131,071
  Accrued recourse liability                         304,907         275,841
  Accrued expenses                                   296,704         389,328
  Other                                              148,882         135,343
    Total current liabilities                      2,096,204       2,908,138

Shareholders' Equity:
 Preferred shares-without par value:
  authorized 500,000; none issued
 Common shares-without par value:
  authorized 5,000,000; issued and outstanding
  2,598,375 at July 4 and 2,624,375 at April 4     2,801,288       2,869,075
 Retained earnings                                 2,275,598       2,299,352
   Total sharehlders'equity                        5,076,886       5,168,427

Total Liabilities and Shareholders' Equity      $  7,173,090    $  8,076,565

            See notes to consolidated financial statements.

                                   Page 4

                     SHOPSMITH, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    Three Months Ended
                                                    July 4,         July 5,
                                                     1998            1997
Net sales                                       $  3,341,917    $  3,717,763
Cost of products sold                              1,491,907       1,594,165
Gross margin                                       1,850,010       2,123,598

Selling expenses                                   1,519,740       1,562,778
Administrative expenses                              409,708         466,454
  Total operating expenses                         1,929,448       2,029,232

Income (loss) from operations                        (79,438)         94,366

Interest income, net                                  39,276          25,000
Other income, net                                      3,784           9,155

Income (loss) before income taxes                    (36,378)        128,521

Income tax provision                                 (12,624)           --

Net income (loss)                                    (23,754)        128,521

Non-owner changes in equity (Note 5)                    --              --

Comprehensive income (loss)                          (23,754)        128,521

Retained earnings:
  Beginning                                        2,299,352         627,113
  Ending                                           2,275,598         755,634

Net income (loss) per common share (Note 3)
  Basic                                          $     (0.01)     $     0.05
  Diluted                                        $     (0.01)     $     0.05

             See notes to consolidated financial statements.

                      SHOPSMITH, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOW
                                                     Three Months Ended
                                                    July 4          July 5
                                                     1998            1997
Cash flows from operating activities:
Net income (loss)                                $   (23,754)  $     128,521
Adjustments to reconcile net income to
 cash provided from operating activities:
 Depreciation and amortization                        48,916          54,520
 Provision for doubtful accounts                      34,067         (32,455)
 Deferred income taxes                                12,000            --
 Cash provided from (required for) changes
  in assets and liabilities:
  Restricted cash                                    135,833         (15,639)
  Accounts receivable                                (23,020)       (100,402)
  Inventories                                       (245,377)        (92,242)
  Other current assets                              (225,141)       (171,092)
  Other assets                                           (50)           --
  Accounts payable and customer advances            (402,282)       (640,263)
  Other current liabilities                         (438,718)       (497,867)
Cash provided from (used in) operating activities (1,127,526)     (1,366,919)

Cash flows from investing activities:
 Maturity of short-term investments                1,235,617       1,002,011
 Property additions                                  (77,420)        (81,888)
 Cash provided from (used in) investing activities 1,158,197         920,123

Cash flows from financing activities:
 Common shares issued                                  --              1,377
 Common shares repurchased (Note 4)                 (67,787)             --
 cash provided from (used in) financing activities  (67,787)           1,377

Net increase (decrease) in cash                     (37,116)        (445,419)

Cash:
  At beginning of period                            316,669        1,106,873
  At end of period                              $   279,553      $   661,454

                  See notes to consolidated financial statements.

                                    Page 6

                      SHOPSMITH, INC. AND SUBSIDIARIES
                        NOTES TO FINANCIAL STATEMENTS

1. In the opinion of management, all adjustments (consisting of only normal and recurring adjustments) have been made as of July 4, 1998 and July 5, 1997 to present the financial statements fairly. However, the results of operations for the three months then ended are not necessarily indicative of results for the fiscal year. The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the annual financial statements. The financial statements accompanying this report should be read in conjunction with the financial statements and notes thereto included in the Annual Report to Shareholders for the year ended April 4, 1998.

2. The provision for income taxes is as follows:
                                            Three Months Ended
                                           7/4/98           7/5/97
Income (loss) before income taxes      $  (36,378)        $ 128,521

Provision                                 (12,624)           44,000
Change in valuation allowance                 --            (44,000)

Net provision                          $  (12,624)        $    --

Provisions for Federal, State and Local income taxes are calculated at statutory rates. In the previous year, provisions were offset by reductions in previously established valuation reserves related to the utilization of net operating loss carryforwards, tax credit carryforwards and other timing differences.

3. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if stock options had been converted into common stock. The following reconciles amounts reported in the financial statements:

                                            Three Months Ended
                                             7/4/98       7/5/97
Net income (loss)                        $   (23,754)  $  128,521
Weighted average common shares used
 to calculate basic earnings per share     2,598,375    2,664,109
Effect of dilutive options                    61,312       87,116
Total shares to compute diluted ernings
 per share                                 2,659,687    2,751,225

Basic earnings (loss) per share          $     (0.01)   $     .05
Diluted earnings (loss) per share        $     (0.01)   $     .05

4. The Company repurchased 26,000 of its common shares at a cost of $67,787 during the first quarter of the fiscal year. These transactions follow a 1997 announcement that its Board of Directors had approved a plan to repurchase up to 200,000 Common Shares in market and other transactions from time to time on a discretionary and indefinite basis. A total of 62,000 shares were repurchased in the previous fiscal year.

5. Effective this current year, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income is defined as net income and all other non-owner changes in equity. Components of comprehensive income, as it applies to the Company, would include the write-up or write-down of securities held for sale to market value. The effect of such adjustments to comprehensive income for the first quarters ended in 1998 and 1997 is not material and does not affect the Company's reported results of operations or financial position.

6. The Financial Accounting Standards Board recently issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement, which is effective beginning with annual financial statements issued for periods beginning after December 15, 1997 requires financial and descriptive information about an entity's operating segments to be included in the financial statements. This standard, when implemented, is not expected to materially impact the reported financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and results of Operations

Results of Operations
Net sales were $3,342,000 in the quarter ended July 4, 1998 down by 10% from the $3,718,000,reported a year ago. The reduction in volume is due mostly to declines in demonstration and mail sales beginning in the last quarter. Because of the reduced sales and production activity, gross profits declined by $274,000.

The demonstration and mail sales decline, which continues into the second quarter, is considered the Company's greatest challenge. The Company has addressed this problem through the hiring of sales professionals assigned directly to demonstration sales and marketing. The Company is further examining cost cutting measures and productivity improvements.

Total operating expenses, including start up costs for new marketing efforts, were reduced by $100,000 from the same period last year. Interest income improved by $14,000 on investments available for seasonal and expansion needs.

Provisions for Federal, State and Local income tax and anticipated recoveries are based upon statutory tax rates. The previous year's provision for Federal income tax was eliminated as the expense has been offset by reductions in valuation reserves related to deferred tax amounts, including tax carryforwards, pursuant to SFAS 109.

As a result of the above, a net loss of $24,000 and $.01 per diluted share was incurred in the first quarter ended July 4, 1998 compared with net income of $128,000 and $ .05 per diluted share for the quarter ended
July 5, 1997.

              Liquidity and Capital Resources
Cash used from first quarter operating activities totaled $1,128,000 compared with $1,367,000 used in operations for the previous year. The use of cash resulted from an increase in accounts receivable together with expanded inventories available for catalog and other new activities. In addition, $795,000 was disbursed to reduce accounts payable and accrued expense balances since the first of the fiscal year. In the first quarter of last year, cash was used to reduce accounts payable and other current liabilities.

Working capital declined in the first quarter by $117,000 mostly as a result of capital expenditures of $77,000 (principally tooling and facility improvements) and common share repurchases totaling $68,000. Since July 5 1997 working capital grew by $1,310,000 or 50%. The current ratio is presently at 2.87 compared to 2.39 and 2.46 at April 4, 1998 and July 5, 1997 respectively. The debt to equity ratio has improved to .41 mostly because of current debt reductions. This ratio was .56 at April 4, 1998 and .48 on July 5, 1997.






Item 3. Quantitative and qualitative disclosures about market risk
        Not applicable.

PART II.  OTHER INFORMATION
Item 5. Other Information.
        Unless notified prior to May 11, 1999 of any proposal to be raised at the 1999 Annual Meeting of Shareholders, the Company may exercise discretionery proxy authority with respect to such proposal without discussion of such proposal for such annual meeting.

Item 6.
(a) Exhibits:
(27) Financial Data Schedule for the period ended July 5, 1998.
(b) Reports on Form 8-K:
            None

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

Date:  August 12,1998
                                    Page 10