Form 10-Q
period 1998-10-03
SHOPSMITH INC
filed 1998-11-17
CIK 89925

FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                 Quarterly Report Under Section 13 or 15 (d)
                   Of the Securities Exchange Act of 1934

For the quarter ended--         Commission File Number 0-9318
  October 3, 1998

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

						Yes _X_        No ___

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of November 5, 1998.

Common shares, without par value: 2,605,233 shares.

                      SHOPSMITH, INC. AND SUBSIDIARIES

                                 INDEX

                                                Page No.
Part I.  Financial information:
         Item 1.  Financial Statements

   Consolidated Balance Sheets-
       October 3, 1998 and April 4, 1998                 3 - 4


   Statements of Consolidated Operations and
       Retained Earnings - Three and Six Months
       Ended October 3, 1998 and October 4, 1997        	5

   Consolidated Statements of Cash Flows
       Six Months Ended October 3, 1998  and
              October 4, 1997                            6


   Notes to Financial Statements	 	                      7 - 8

          Item 2.  Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations						                            9 - 10

Item 3.  Quantitative and qualitative disclosures
  		     about market risk		                             10

Part II.  Other Information	                             11

                       SHOPSMITH INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                          October 3,1998      April 4,1998
                                            (Unaudited)
                ASSETS
Current Assets:
 Cash                                     $     148,965        $    316,669
 Restricted cash                                148,547             264,880
 Short-term investments                       1,008,693           2,851,355
 Accounts receivable:
  Trade, less allowance for doubtful accounts:
    $326,556 on October 3 and $317,408
    on April 4                                  799,522             518,417
 Inventories                                  3,098,810           2,301,790
 Deferred income taxes (Note 2)                 385,000             382,000
 Prepaid expenses                               478,133             310,160
           Total current assets               6,067,670           6,945,271
Properties:
 Machinery, equipment and tooling             7,095,987           7,006,954
 Leasehold improvements                         216,064             190,835
            Total cost                        7,312,051           7,197,789
 Less accumulated depreciation and
  amortization                                6,809,086           6,711,089
             Net properties                     502,965             486,700

Deferred income taxes (Note 2)                  634,000             629,000

Other assets                                     15,644              15,594

Total assets                             $    7,220,279      $    8,076,565

                                     Continued

                           SHOPSMITH INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                            October 3,          April 4,
                                             1998                1998
                                           (Unaudited)
LIABILITIES AND SHAREHOLDERS'EQUITY
Current Liabilities:
  Accounts payable                          $   1,089,996    $   1,279,547
  Customer advances                                23,749           39,854
  Accrued liabilities:
  Compensation, employee benefits and
    payroll taxes                                 200,299          657,154
  Sales taxes payable                             110,720          131,071
  Accrued recourse liability                      341,227          275,841
  Accrued expenses                                268,360          389,328
  Other                                           164,214          135,343
           Total current liabilities            2,198,565        2,908,138

Shareholders' Equity:
  Preferred shares- without par value;
   authorized 500,000; none issued
  Common shares- without par
   value;authorized 5,000,000; issued
   and outstanding 2,605,233 at
   October 3 and 2,624,375 at April 4           2,805,882        2,869,075
 Retained earnings                              2,215,832        2,299,352
             Total shareholders' equity         5,021,714        5,168,427

Total Liabilities and Shareholders' Equity  $   7,220,279    $   8,076,565

              See notes to consolidated financial statements.

                         SHOPSMITH, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                     Three Months Ended    Six Months Ended
                               October 3,  October 4,  October 3,  October 4,
                                1998        1997        1998        1997
                           (Unaudited)   (Unaudited)  (Unaudited) (Unaudited)
Net sales                  $ 3,607,126  $ 4,449,170 $  6,949,043 $  8,166,933
Cost of products sold        1,745,194    1,964,719    3,237,101    3,558,884
Gross margin                 1,861,932    2,484,451    3,711,942    4,608,049

Selling expenses             1,451,401    1,413,259    2,971,141    2,976,037
Administrative expenses        528,121      673,566      937,829    1,140,020
  Total operating expense    1,979,522    2,086,825    3,908,970    4,116,057

Income (loss) from operations (117,590)     397,626     (197,028)     491,992

Interest income, net            20,091       24,210       59,367       49,210

Other income, net                5,975        3,473        9,759       12,628

Income (loss) before
    income taxes               (91,524)     425,309     (127,902)     553,830

Income tax provision           (31,758)       3,878      (44,382)       3,878

Net income (loss)              (59,766)     421,431      (83,520)     549,952

Non-owner changes in equity
   (Note 5)                        -            -            -            -

Comprehensive income (loss)    (59,766)     421,431      (83,520)     549,952

Retained earnings:
    Beginning                2,275,598      755,634    2,299,352      627,113
    Ending                   2,215,832    1,177,065    2,215,832    1,177,065

Net income (loss) per
common share (Note 3)
 Basic                     $    (0.02)  $      0.16  $     (0.03) $      0.21
 Diluted                   $    (0.02)  $      0.15  $     (0.03) $      0.20

             See notes to consolidated financial statements.

                       SHOPSMITH INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOW

                                                   Six Months Ended
                                               October 3,       October 4,
                                                 1998             1997
                                              (Unaudited)       (Unaudited)
Cash flows from operating activities:
 Net income (loss)                             $    (83,520)    $    549,952
  Adjustments to reconcile net
   income to cash provided from operating activities:
    Depreciation and amortization                    97,997            7,095
    Provision for doubtful accounts                  75,388           93,788
    Deferred income taxes                            (8,000)         (20,000)
    Cash provided from (required for) changes
     in assets and liabilities:
      Restricted cash                               116,333          (55,457)
      Accounts receivable                          (291,106)        (207,975)
      Inventories                                  (797,020)        (284,542)
      Other current assets                         (167,973)        (147,045)
      Other assets                                      (50)             -
      Accounts payable and customer advances       (205,656)        (160,083)
      Other current liabilities                    (569,304)        (331,849)
Cash provided from (used in) operating activities(1,832,911)        (456,116)

Cash flows from  investing
activities:
 Maturity of short-term investments               1,842,662         (195,958)
 Property additions                                (114,262)        (104,842)
Cash provided from (used in) investing activities 1,728,400         (300,800)

Cash flows from financing activities:
 Common shares issued                                 4,594            1,672
 Common shares repurchased (note 4)                 (67,787)             -
Cash provided from (used in) financing activities   (63,193)           1,672

Net increase (decrease) in cash                    (167,704)        (755,244)

Cash:
  At beginning of period                            316,669        1,106,873
  At end of period                             $    148,965      $   351,629

              See notes to consolidated financial statements.

                      SHOPSMITH, INC. AND SUBSIDIARIES
                        NOTES TO FINANCIAL STATEMENTS

1. In the opinion of management, all adjustments (consisting of only normal and recurring adjustments) have been made as of October 3, 1998 and October 4, 1997 to present the financial statements fairly. However, the results of operations for the three months and six months then ended are not necessarily indicative of results for the fiscal year. The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the annual financial statements. The financial statements accompanying this report should be read in conjunction with the financial statements and notes thereto included in the Annual Report to Shareholders for the year ended
 April 4, 1998.

2. The provision for income taxes is as follows:
                                 Three Months Ended      Six Months Ended
                                 10/3/98    10/4/97     10/3/98     10/4/97
Provision (Recovery)
  at statutory rates            $(31,118)  $145,000    $(43,487)  $188,000
Local                               (640)     3,878        (895)     3,878
Change in valuation allowance        -     (145,000)        -     (188,000)

Net provision                   $(31,758) $   3,878  $  (44,382) $   3,878

Provisions for Federal, state and local income taxes are calculated at statutory rates. In the previous year, provisions were offset by reductions in previously established valuation reserves related to the utilization of net operating loss carryforwards, tax credit carryforwards and other timing differences.

3. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if stock options had been converted into common stock. The following reconciles amounts reported in the financial statements.

                                      Three Months Ended   Six Months Ended
                                      10/3/98   10/4/97   10/3/98   10/4/97
 Net income (loss)                 $ (59,766) $ 421,431  $ (83,520) $ 549,952

 Weighted average common shares used
 to compute basic earnings per share 2,602,970 2,664,275 2,600,661 2,664,192
  Effect of dilutive options            16,451   107,848    26,457    97,303
  Total shares to compute
    diluted earnings per share       2,619,421 2,772,123 2,627,118 2,761,495

   Basic earnings (loss) per share   $  (0.02) $    0.16  $   (0.03) $   0.21

   Diluted earnings (loss) per share $  (0.02) $    0.15  $   (0.03) $   0.20

4. The Company repurchased 26,000 of its common shares at a cost of $67,787 during the first quarter of the fiscal year. These transactions follow a 1997 announcement that its Board of Directors had approved a plan to repurchase up to 200,000 Common Shares in market and other transactions from time to time on a discretionary and indefinite basis. A total of 62,000 shares were repurchased in the previous fiscal year. In the second quarter ended October 3, 1998, 6,858 common shares were issued upon the exercise of certain stock options.

5. Effective this current year, the Company adopted SFAS No. 130, Reporting Comprehensive Income. This Statement establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income is defined as net income and all other non-owner changes in equity.
Components of comprehensive income, as it applies to the Company, would include the write-up or write-down of securities held for sale to market value. The effects of such adjustments to comprehensive income for the quarters and six months ended October 3, 1998 and October 4, 1997 are not material and do not affect the Company's reported results of operations or financial position.

6. The Financial Accounting Standards Board recently issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.
This Statement, which is effective beginning with annual financial statements issued for periods beginning after December 15, 1997 requires financial and descriptive information about an entity's operating segments to be included in the financial statements.

7. On September 30, 1998 the Company signed an agreement to purchase its current operating facility for $2,900,000. The purchase agreement, expiring November 30, 1998, is contingent upon receipt of adequate financing.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Operations
Net sales declined in the second quarter of the year to $3,607,000, down 19% from the $4,449,000 reported a year ago. The reduction in volume, continuing from the first quarter, is due mostly to declines in demonstration and mail sales. The Company has devoted its resources to strengthen these efforts. Gross margins were off by $623,000 or 25% because of the reduced volume coupled with capacity level adjustments in the second quarter.

Total operating expenses were reduced by $107,000 or 5% in the quarter when compared to last year's results. These reductions, due primarily to lower compensation levels, travel, promotion and incentive provisions, were partially offset by start up costs in new marketing efforts. These efforts are focused on retailing, new products, Internet sales and demonstration sales of products other than the Shopsmith Mark V.

For the six months ended October 4, 1998, sales were $6,949,000 or 15% down from the $8,167,000 reported last year. Gross profits declined in the six months to $3,712,000, down 19% from $4,608,000 for the same period last year because of reduced volume and capacity utilization. As with the second quarter, total operating expenses declined due to reduced support levels, partly offset by costs of new efforts.

Provisions for Federal, state and local income taxes for the current year are based on anticipated annual effective tax rates. In the previous year, Federal income tax expense was eliminated as the expense was offset by reductions in valuation reserves related to deferred tax amounts, including tax loss and credit carryforwards pursuant to SFAS 109.

As a result of the above factors, net losses of $60,000 and $84,000 were incurred in the quarter and six months ended October 3, 1998 compared to net income of $421,000 and $550,000 recorded for the same periods last year.

Liquidity and Financial Position
Working capital was reduced by $168,000 to $3,869,000 since the first of the year mostly due to the year to date net loss of $84,000, acquisitions of common stock and purchase of properties net of provisions for depreciation. The expansion of inventories and accounts receivable of $1,088,000 together with the liquidation of current liabilities by $688,000 in the six months ending October 3, 1998 were the main reason that operating activities consumed $1,833,000 of cash. Short-term investments were utilized to fund these operating cash requirements. Cash of $456,000 was required in the first half of last year mainly to increase inventory and reduce current liabilities. Net income supplied $550,000 during that period.

The current ratio and debt to equity ratios were 2.76 and .44 at October 3, 1998 compared to 2.39 and .56 at the beginning of the year.

The Company's assets include $35,000 of currently recoverable income taxes and $1,019,000 of deferred tax assets at October 3, 1998. Presently, the Company believes that these assets are realizable and represent management's best estimate based on the weight of available evidence as prescribed in SFAS 109. Management will continue to evaluate these assets and the need for valuation allowances based on near-term operating results and longer-term projections.

Note 7 to the financial statements refers to a purchase of current facilities subject to receipt of related financing. This addition will replace an existing operating lease and will lock in a majority of occupancy costs at current levels. Of the $2,900,000 purchase amount, the Company expects to incur debt of approximately $2,100,000.

Year 2000 Impact
The year 2000 issue is related to computer software utilizing two digits rather than four to define the year. As a result, any of the Company's computer programs or any of the Company's suppliers that have date sensitive software may cause system failures or generate incorrect data.

The Company has identified information technology applications that will require modification to ensure year 2000 compliance. Evaluation and testing of on-going programs is underway. Replacement of certain of these systems has been identified and a vendor has been selected. Non-information technology systems are presently being evaluated. While no formal contingency plan has been adopted, the Company believes that it has alternative measures available in the event of failures in any one area.

The Company is communicating with its major suppliers and financial institutions to assess the impact on the Company's operations should they fail to achieve Year 2000 compliance. Based on responses to date, many of these third parties indicate programs in place without specific confirmation of year 2000 compliance.

Costs incurred to date for year 2000 activities have not been material to the Company. Also, the Company believes that its current estimate of total costs of compliance will not have a material adverse impact on results of operations or financial condition.

Achievement of year 2000 compliance is subject to a variety of risks beyond the Company's control, including continued availability of personnel, and preparedness of third parties. The failure of the Company, its customers, vendors, taxing and governmental authorities to achieve Year 2000 readiness could adversely affect the Company's operations and/or financial condition.

Forward Looking Statements
The foregoing discussion and the Company's consolidated financial statements contain certain forward-looking statements that involve risks and uncertainties, including but not limited to the following: (a) the adequacy of operating cash flows over the next several years together with currently available working capital to finance the operating needs of the Company and (b) successful implementation of Year 2000 compliance by the Company and its suppliers.

Item 3.   Quantitative and qualitative disclosures about market risk.
               Not applicable.

                PART II.  OTHER INFORMATION

Item 4.

The Company held its Annual Meeting of Shareholders on July 29,
1998.  At the meeting, shareholders  (a) elected Messrs. John R.
Folkerth, J. Michael Herr and Edward A. Nicholson as directors of the Company and (b) approved the appointment of Crowe, Chizek and
Company as independent public accountants for the Company.  Votes were tabulated as follows:
                                                                     Broker
Issue                           For         Against    Withheld     Non votes
Election of Directors:
  John R. Folkerth          1,693,573        --        86,099       N/A
  J. Michael Herr           1,747,177        --        32,495       N/A
  Edward A. Nicholson       1,752,172        --        27,500       N/A
Appointment:
  Crowe, Chizek and Company 1,767,523      1,524       10,665       N/A

Directors continuing in office were Robert L. Folkerth, John L. Schaefer, Brady L. Skinner and Richard L. Snell.

Item 6.
(a) Exhibits:

(10.11) Purchase agreement, dated September 30, 1998 between Angeles Partners XIV and the Company related to 6530 Poe Avenue, Dayton, Ohio property.

(27)      Financial Data Schedule for the period ended October 3, 1998.

(b)        Reports on Form 8-K
                 None

                             SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     SHOPSMITH, INC.



                                     By /s/ William C.Becker
                                     William C. Becker
                                     Vice President of Finance ( Principal
                                     Financial and Accounting Officer)

EXHIBIT 10.11
Date: November 12, 1998

PURCHASE AGREEMENT

	THIS PURCHASE AGREEMENT (this "Agreement") is made as of ________________, 1998 (the "date of this Agreement") by and between ANGELES PARTNERS XIV, a California limited partnership ("Seller"), whose address is One Insignia
Financial Plaza, P.O. Box 1089, Greenville, South Carolina 29602, and SHOPSMITH, INC., an Ohio corporation
("Purchaser"), whose address is 6530 Poe Avenue, Dayton, Ohio
45414.

SECTION 1.	DESCRIPTION OF PROPERTY; AGREEMENT OF PURCHASE AND SALE.

	1.1 Purchase and Sale; Property. Seller agrees to sell and convey to Purchaser, and Purchaser agrees to purchase and pay for, upon the terms and conditions contained in this Agreement, the following:

		1.1.1  The parcel(s) of land located at 6530 Poe
Avenue, Dayton, Ohio, as more fully described in Exhibit A
(the "Land");

		1.1.2 The two story building containing approximately 115,000 square feet and all other buildings, structures, landscaping and other improvements on the land (the
"Improvements," the Land and the Improvements being collectively referred to as the "Premises");

		1.1.3 All fixtures, equipment, machinery, heating, ventilating and air conditioning equipment and systems, plumbing and electrical equipment and systems, furnishings, furniture, alarm systems, sprinkler systems and all other personal property that is owned by Seller and attached to, appurtenant to or located on or used in connection with the operation, management or maintenance of the Premises (all of the foregoing being collectively referred to as the "Personal
Property").

		1.1.4 All right, title and interest of Seller in and to easements, rights-of-way, air rights, riparian rights, rights of ingress or egress, and all other rights, privileges and appurtenances owned by Seller and in any way related to, or used in connection with, the Premises and/or the Personal
Property, including, but not limited to, the Access Easement and the Parking Easement (as hereinafter defined) set forth in Section 12 hereof.

		1.1.5 All right, title and interest of Seller in and to any tenant leases, including the Agreement of Lease dated
August 18, 1987, as amended by a First Amendment to Lease dated September 28, 1990, as further amended by a Revised
Amendment No. 2 to Lease dated April 4, 1994, each between
Seller and Purchaser (such lease, as amended, the "Lease"), security deposits, rents and profits affecting the Premises.
Notwithstanding the foregoing, at Purchaser's option, the Lease may be terminated rather than assigned to Purchaser at the Closing (as hereinafter defined).

	The term "Property," as used in this Agreement, shall mean all property, whether real or personal, set out in this
Section 1.1.

SECTION 2.	PURCHASE PRICE.

	2.1 Purchase Price. The total purchase price for the Property shall be Two Million Nine Hundred Thousand and
No/100 Dollars ($2,900,000.00) (the "Purchase Price"), payable as follows:

		2.1.1 The sum of $1,000.00 shall be paid as an earnest money deposit (the "Deposit") to Chicago Title Insurance Company, a Missouri corporation (the "Escrow
Agent") on or before ______________, 1998. The Deposit shall be held by the Escrow Agent in accordance with the terms set forth in this Agreement and either (1) paid to Purchaser, with interest, or credited to the Purchase Price at the Closing;(2) paid to Seller, with interest, if this Agreement is terminated by Seller due to Purchaser's default pursuant to Section 13.1; or (3) returned to Purchaser, with interest, if this Agreement is terminated by Purchaser pursuant to the exercise of any right of termination provided to Purchaser in this Agreement (including, but not limited to, Seller's default or the failure of any condition). This Section 2.1.1 shall survive the termination of this Agreement. If requested by the Escrow Agent, Seller, Purchaser and the Escrow Agent shall enter into an escrow agreement consistent with the terms of this Agreement containing such additional escrow terms as the Escrow Agent may reasonably require.

		2.1.2 The balance of the Purchase Price shall be paid in full at the time of Closing by certified or cashier's check or by wire transfer of immediately available Federal
Reserve System funds.

	2.2 Adjustments. The portion of the Purchase Price payable at the Closing shall be subject to prorations and adjustments as provided in this Agreement.

SECTION 3.	INSPECTIONS.

	3.1 Inspection Period. Purchaser shall have a period of sixty (60) days after the date of this Agreement (the
"Inspection Period"), in which to inspect the Property for all purposes whatsoever, including, without limitation, the determination of the character, size (including quantity of acreage), condition (whether environmental or otherwise), accessibility, state of repair, zoning and suitability of the Property for the purpose it is being acquired. If the Property is not satisfactory to Purchaser, in Purchaser's sole discretion, Purchaser may elect not to purchase the Property by sending written notice of termination to Seller and the Escrow Agent, postmarked not later than the last day of the Inspection Period. Upon receipt of that notice, the Escrow Agent shall return the Deposit and any interest thereon to Purchaser. In that event, this Agreement shall terminate and neither party shall have any further rights or obligations under this Agreement other than those rights and/or obligations that are expressly stated to survive expiration or termination of this Agreement.

	3.2 Entry for Inspections. Immediately upon the execution of this Agreement and thereafter continuously through the date of the Closing, Seller shall disclose to Purchaser the service contractors employed or hired by Seller who have been engaged to operate or maintain the Property. During that time, Purchaser may, at Purchaser's sole risk and expense, undertake a complete physical inspection of the Property as Purchaser deems appropriate. Purchaser agrees to indemnify and save Seller harmless against all liabilities, claims, damages, penalties, costs and expenses (including, but not limited to, reasonable attorneys' fees and expenses) incurred by or asserted against Seller in connection with or arising out of the entry upon the Premises by Purchaser or Purchaser's employees, agents or contractors. This obligation shall survive the expiration or termination of this Agreement.

SECTION 4.  TITLE AND SURVEY.

	4.1 Title. Promptly after the date of this Agreement, Purchaser shall obtain a commitment for an Owner's Policy of Title Insurance (the "Commitment") issued by a title agency selected by Purchaser (the "Title Company") and dated as of a current date, pursuant to which the Title Company shall commit to issue to Purchaser an ALTA (Form B-1970 & 1984, if available) Owner's Policy of title insurance, in the amount of the Purchase Price, insuring in Purchaser marketable fee simple title to the Premises, subject only to the following "Permitted Exceptions":

	(a)  All legal highways;

	(b) Zoning, building and other laws, ordinances, codes and regulations;

	(c)  Matters disclosed by the Survey pursuant to Section
4.2;

	(d) Easements, rights-of-way, conditions, covenants and restrictions of record, to the extent that those easements, rights-of-way, conditions, covenants and restrictions do not interfere with, obstruct, or otherwise impair Purchaser's proposed use of the Premises; and

	(e) Real estate taxes that are a lien upon the Premises, but not yet due and payable.

The Commitment shall also insure Purchaser's interests under the Access Easement and the Parking Easement, subject only to the Permitted Exceptions.

Any mortgage or other monetary liens on the Property ("Monetary Liens") are to be discharged and paid by Seller at the time of Closing. At the Closing, and as a condition to Purchaser's obligations under this Agreement, the Title Company shall deliver to Purchaser the policy of title insurance in accordance with the Commitment (the "Title Policy"). Seller shall provide an affidavit and such other instruments and assurances as may be required by the Title Company to delete the "standard" or "general" exceptions from the Title Policy.

	4.2 Survey. Promptly after the date of this Agreement, Purchaser shall obtain an as-built survey and metes and bounds description of the Premises, the Access Easement and the Parking Easement prepared by a registered land surveyor or engineer, duly licensed in the State of Ohio, showing the acreage of the Premises, the Access Easement and the Parking Easement to the nearest 1/1,000th of an acre, and containing the certifications and the minimum standard detail requirements for land surveys most recently adopted by the ALTA/ACSM and the specifications set forth as item numbers 1 through 4 and 6 through 11 of ALTA/ACSM's Table A (the "Survey").

	4.3 Defects and Cure. Purchaser shall notify Seller of Purchaser's disapproval of any matter contained in the Commitment or the Survey on or before the later of (a) the last day of the Inspection Period or (b) 15 days after Purchaser's receipt of both the Commitment and the Survey and copies of the documents referred to in the Commitment as exceptions or exclusions from coverage. Except for real estate taxes that are to be prorated at Closing, Monetary
Liens and the 30 Foot Ingress/Egress Easement (as defined in
Section 12.3), Purchaser's failure to notify Seller of disapproval of any matter within the foregoing time period shall be deemed approval of that matter. If the Survey discloses conditions that are not in conformity with the criteria set forth above or that might otherwise adversely affect Purchaser's proposed use of the Premises, or if the Commitment discloses matters other than the Permitted
Exceptions and Monetary Liens (collectively, "Defects"), those Defects shall, as a condition to Purchaser's obligations under this Agreement, be cured or removed at or before the Closing. If Seller fails to cure and remove all Defects within the period allowed for cure, this Agreement may be terminated, at Purchaser's election, by written notice. Purchaser may, at its sole election, proceed to close this transaction notwithstanding any Defects, in which event the Defects shall be deemed additional Permitted Exceptions. If Purchaser elects to terminate this Agreement, the Deposit and any interest thereon shall be refunded to Purchaser, and neither party shall have any further rights and/or obligations that are expressly stated to survive expiration or termination of this Agreement.

SECTION 5.	CONDITIONS TO CLOSING.

	5.1 Purchaser's Conditions. The obligation of Purchaser to close the transaction contemplated by this Agreement is subject to the following conditions, which, together with any other conditions set forth in this Agreement, are for Purchaser's benefit and which may be waived by Purchaser at its sole option:

		5.1.1 The representations and warranties of Seller contained in Section 6 of this Agreement shall be true on the date of Closing in all material respects as though those representations and warranties were made on that date.

		5.1.2 Seller shall not have breached any material affirmative covenant contained in this Agreement to be performed by Seller on or before the date of Closing.

		5.1.3 The conditions set forth in Sections 3 and 4 shall have been satisfied; and, in the event Purchaser has delivered a notice of Defects pursuant to Section 4, Seller has remedied the Defects in the manner and within the time period provided in this Agreement, or Purchaser has waived same in writing.

		5.1.4 Seller shall have timely delivered to Purchaser in satisfactory form the documents and all other items referred to in Section 7 below.

		5.1.5 At Closing, the Title Company shall have delivered or irrevocably committed itself in writing to deliver the Title Policy described in Section 4.1.

		5.1.6 Purchaser shall have obtained financing for the acquisition of the Property from a lender, whether, public or institutional (including, without limitation, low cost financing from the State of Ohio), in an amount and upon such terms and conditions as shall be satisfactory to Purchaser, in Purchaser's sole discretion.

		5.1.7 Purchaser shall have obtained all building, zoning and environmental permits and approvals necessary for Purchaser's continued use of the Premises as presently operated (including a conditional use permit relating to Purchaser's retail activities on the Premises) and for any modification of or repairs to the Premises for Purchaser's intended use. Seller shall cooperate with Purchaser in its efforts to obtain such permit, including executing the applications to be submitted therefor.

		5.1.8 Seller shall have completed patching and repairing of the asphalt covered area of the Premises, together with restriping the same, no later than the Closing. Seller shall present to Purchaser a plan acceptable to Purchaser for the completion of the foregoing no later than ten (10) days after the date of this Agreement. If such work shall not be completed and fully paid for by the date of the Closing, Purchaser, at its option and in lieu of exercising its right to terminate this Agreement, may elect to have an amount equal to the cost of completing such work, as determined by Purchaser, withheld from the Purchase Price and deposited with the Escrow Agent to be applied to the cost of completing such work in accordance with the plan acceptable to Purchaser.

		5.1.9 The Access Easement, the Parking Easement and the related subordination agreements described in Section 12 of this Agreement shall have been obtained.

	If any of these conditions is not satisfied or waived, Purchaser shall have the right to terminate this Agreement by notice to Seller no later than the date of Closing or such earlier time as may be provided above. In the event that the applications for the conditional use permit referred to in
Section 5.1.7 of this Agreement shall be pending as of the date of Closing, Purchaser shall have the right to extend the period for satisfaction of such conditions for a period of up to sixty (60) days. In the event of termination of this Agreement, the Escrow Agent shall immediately refund the Deposit and all accrued interest thereon to Purchaser, this Agreement shall terminate, and neither party shall have any further rights or obligations under this Agreement other than those rights and/or obligations which are expressly stated to survive expiration or termination of this Agreement.

SECTION 6.	REPRESENTATIONS, WARRANTIES AND COVENANTS OF SELLER.

	6.1 Seller's Representations, Warranties and Covenants. Seller represents, warrants and covenants to Purchaser as to the following matters, and shall be deemed to remake all of the following representations, warranties and covenants as of the date of Closing.

		6.1.1 The execution and delivery of this Agreement by Seller, the execution and delivery of every other document and instrument delivered pursuant to this Agreement by or on behalf of Seller, and the consummation of the transactions contemplated by this Agreement, have been duly authorized and validly executed and delivered by Seller, and, to Seller's best knowledge, will not (a) constitute or result in the breach of or default under any oral or written agreement to which Seller is a party or which affect the Property; (b) constitute or result in a violation of any order, decree or injunction with respect to which Seller and/or the Property is bound; (c) cause or entitle any party to have a right to accelerate or declare a default under any oral or written agreement to which Seller is a party or which affects the Property; and/or (d) violate any provision of any municipal, state or federal law, statutory or otherwise, to which Seller or the Property may be subject.

		6.1.2 To Seller's best knowledge, the Property is in compliance with all applicable federal, state and local statutes, laws, ordinances, orders, requirements, rules and regulations (including, but not limited to, building, zoning and environmental laws and the Americans With Disabilities Act).

		6.1.3    To Seller's best knowledge, all
required building permits, occupancy permits or other required approvals or consents of governmental authorities or public or private utilities having jurisdiction have been obtained with respect to the Property.

		6.1.4   To Seller's best knowledge, Seller has
received no written notice of violation of any applicable federal, state or local statute, law, ordinance, order, requirement, rule or regulation, or of any covenant, condition, restriction or easement affecting the Property.

		6.1.5 To Seller's best knowledge, the Property is in compliance with all covenants, conditions, restrictions, easements and similar matters affecting the Property.

		6.1.6   With respect to environmental matters:

		(i)   To Seller's best knowledge, no toxic,
hazardous, explosive or otherwise dangerous materials, substances, pollutants or wastes, as those terms are used in the Clean Air Act, the Clean Water Act,
Resource Conservation and Recovery Act of 1976, the
Hazardous Materials Transportation Act, the
Comprehensive Environmental Response, Compensation and
Liability Act of 1980 ("CERCLA"), the Emergency
Planning and Community Right-to-Know Act or in any other federal, state or local law environmental law
(collectively "Environmental Laws"), petroleum products, polychlorinated biphenyls, or radioactive materials (all of the above being collectively referred to herein as "Hazardous Materials") have been or are stored, treated, disposed of, managed, generated, manufactured, produced, released, emitted or discharged on, in or under the Property, other than such of the foregoing as are used by Purchaser in connection with its operations on the Premises.

		(ii) To Seller's best knowledge, Seller is in compliance with all Environmental Laws and has obtained all environmental licenses, permits, approvals, registrations and authorizations (federal, state and local) material to the Premises (other than such of the foregoing as are required to be obtained by Purchaser in connection with the operation of its business on the Premises). All such licenses, permits, approvals, registrations and authorizations remain in full force and effect as of the Closing and may be effectively transferred or assigned to Purchaser on or after the Closing.

		(iii) To Seller's best knowledge, no
governmental or private action, suit or proceeding to enforce or impose liability under any Environmental
Laws has been instigated or, to the knowledge of Seller, threatened against Seller and no lien has been created under the Environmental Laws.

		(iv)  To Seller's best knowledge, none of the
Premises consists of "wetlands" under applicable federal or state law.

		(v) To Seller's best knowledge, there are no underground storage tanks on the Premises (other than three(3) underground fuel oil storage tanks) and no underground storage tanks have been removed from the Premises.

		6.1.7 To Seller's best knowledge, there are no encroachments onto the Land of any improvement on any adjoining property, and there are no encroachments onto any adjoining property of any improvements on the Land, other than as shown on the Survey of the Premises prepared by Shaw Weiss & DeNaples, dated September 22,
1997, updated January 8, 1998, if any.

		6.1.8   To Seller's best knowledge, there is no
pending or threatened litigation, arbitration, administrative action or examination, claim, or demand whatsoever relating to the Property. No attachments, execution proceedings, liens, assignments or insolvency proceedings are pending or, to Seller's best knowledge, threatened against Seller or the Property, nor are any of the foregoing contemplated by Seller. Seller is not contemplating the institution of insolvency proceedings.

		6.1.9   Except for a possible taking of a small
portion of the front of the Land not to exceed 20 feet in width in connection with the addition of an interchange at Wyse Road located to the south of the Premises, Seller has no knowledge of any pending or contemplated eminent domain, condemnation, or other governmental or quasi-governmental taking of any part or all of the Property.

		6.1.10 To Seller's best knowledge, there are no public improvements that have been ordered to be made and/or that have not been previously assessed, and there are no special, general or other assessments pending, threatened against, or affecting the Property.

		6.1.11 To Seller's best knowledge, there are no leases, management contracts, service contracts or other agreements, either oral or written, pertaining to the Property that will survive the Closing or to which Purchaser or the Property will be bound except those to which Purchaser is already a party thereto.

		6.1.12  Seller has paid or will pay in full all
bills and invoices for labor and material of any kind arising from the ownership, operation, management, repair, maintenance or leasing of the Property
(including, without limitation, all bills and invoices relating to the work to be performed by Seller pursuant to Section 5.1.8), and there are no actual or potential claims for mechanic's liens, brokerage commissions or other claims outstanding or available to any party in connection with the ownership, operation, management, repair, maintenance or leasing of the Property.

		6.1.13  Between the date of this Agreement and
the date of Closing, Seller will keep the Property insured in accordance with its obligations under
Article IX of the Lease.

		6.1.14  Between the date of this Agreement and
the date of Closing, no part of the Property will be sold, encumbered or transferred in favor of or to any party whatsoever except for the Easements. There are no purchase contracts, options or any other agreements of any kind, oral or written, by which any person or entity other than Seller will have acquired or will have any basis to assert any right, title or interest in, or right to possession, use, enjoyment or proceeds of, any part or all of the Property, except for the Access Easement, if and to the extent such easement shall encumber the Premises.

		6.1.15  Seller is not a foreign person within
the meaning of Section 1445 of the Internal Revenue
Code of 1990, as amended.

		6.1.16  To Seller's best knowledge, the
continued compliance with all legal requirements relating to the Property is not dependent upon facilities located at any other property; and the compliance by any other property with any legal requirements applicable to the other property is not dependent upon the Property.

		6.1.17   The Premises are assessed separately
from all other adjacent property for purposes of real property taxes.

		6.1.18  Adequate supplies of all public
utilities, including, but not limited to, water, sanitary sewer, gas, electricity, telephone, storm sewer and drainage facilities and other utilities required by law or by the normal use and operation of the Premises (a) are installed to the property lines of the Premises, (b) are connected pursuant to valid permits, (c) are adequate to service the Premises, (d) are adequate to permit full compliance with all requirements of law and normal usage of the Premises by the occupants and their licensees and invitees, and
(e) either enter the Premises through adjoining public streets, or if they pass through adjoining private land, do so in accordance with valid public easements or private easements that inure to the benefit of Seller and its successors in title to the Premises.

		6.1.19  To Seller's best knowledge, Seller has
not received and has no actual knowledge of any notice or request, formal or informal, from any insurance company or board of fire underwriters (a) identifying any defects in the Property that would adversely affect the insurability of the Property or (b) requesting the performance of any work or alteration with respect to the Property.

		6.1.20  To Seller's best knowledge, no fact or
condition exists that would result in the termination or impairment of access to the Premises from adjoining public or private streets or ways or that could result in discontinuation of necessary sewer, water, electric, gas, telephone or other utilities or services. All sewage, sanitation, plumbing, water retention, refuse disposal, and similar facilities servicing the Premises are in full compliance with governmental and environmental protection authorities' laws, rules and regulations.

		6.1.21  To Seller's best knowledge, the
Improvements are structurally sound, and the roof, plumbing systems, heating systems, ventilating and air-conditioning systems and electrical systems are operable, and, with regular maintenance, repair or replacement, as may be required because of deterioration from use or age, are adequate to serve the needs of the Improvements.

	6.2	Survival.  All of the representations,
warranties and covenants made by Seller in Section 6.1 and elsewhere in this Agreement shall survive Closing for a period of one (1) year.

SECTION 7.	CLOSING AND TRANSFER OF TITLE.

	7.1 Closing. The parties agree to close this purchase and sale (the "Closing") no later than thirty
(30) days after the last day of the Inspection Period, at 10:00 a.m., in the offices of the Title Company, or such earlier date to which Seller and Purchaser may agree.

	7.2  Seller's Documents; Other Deliveries.  At
Closing, Seller shall execute and/or deliver to Purchaser the following.

		7.2.1   A limited warranty deed to the Premises
conveying marketable, fee simple title to the Premises to Purchaser free, clear, and unencumbered, subject, however, to the Permitted Exceptions. The conveyance made by the limited warranty covenants contained in such deed shall include the items set forth in paragraphs A through D of the Deed from Mid-States
Development Company, an Ohio general partnership, to Seller dated December 1, 1985 and recorded at Microfiche No. 85-0701D11 of the Montgomery County,
Ohio Deed Records.

		7.2.2   A Bill of Sale with full warranties of
title, conveying the Personal Property to Purchaser.

		7.2.3   An assignment of any warranties,
guarantees, licenses and permits with respect to the Property.

		7.2.4   All other documents and instruments
referred to in Section 5.

		7.2.5   All of the Personal Property.

		7.2.6   All blueprints, construction plans,
specifications and plats in Seller's possession for all of the Improvements and Personal Property.

		7.2.7   An owner's affidavit as to mechanics'
liens, persons in possession of the Premises, unrecorded agreements, and such other matters required by the Title Company as a condition to its deletion of the standard exceptions relating to such matters from the Title Policy.

		7.2.8   An owner's affidavit, in form and
substance satisfactory to Purchaser, signed under penalty of perjury and containing Seller's U.S.
taxpayer identification number, to the effect that Seller is not a foreign person within the meaning of
Section 1445(f) of the Internal Revenue Code.

		7.2.9   A certificate in affidavit form,
satisfactory to Purchaser, executed by an officer of Seller, and dated as of the date of Closing, which provides that all Seller's representations, warranties and covenants set forth in this Agreement are, as of the date of Closing, true and correct with the same force and effect as if each warranty, representation and covenant were made again at Closing.

		7.2.10  All consents that may be required from
any third person or entity in connection with the sale of the Property.

		7.2.11  Certified copies of the resolutions of
Seller or Seller's partners' board of directors (if
Seller or any of its partners are a corporation) or its partners (if Seller or any of its partners are a partnership) evidencing authorization of the officer(s) or partner(s) acting for Seller and/or Seller's partners and authorization and approval of this Agreement and the transactions contemplated by this Agreement, in form and substance satisfactory to Purchaser's counsel and the Title Company.

		7.2.12  A fully executed Access Easement and
Parking Easement, together with related subordination agreements in accordance with Section 12 hereof.

		7.2.13  An assignment to Purchaser of Seller's
right, title and interest under the Lease, or, at Purchaser's option, a termination of the Lease.

		7.2.14  A termination of the Stock Option
Agreement pursuant to Section 19 hereof.

		7.2.15  Such other documents or instruments as
may be reasonably required by Purchaser, required by
other provisions of this Agreement, or reasonably
necessary to effectuate Closing, including, but not
limited to, a closing statement.  All of the documents
and instruments to be delivered by Seller shall be in
the form and substance reasonably satisfactory to
counsel for Purchaser.
	7.3	Purchaser's Documents.  At Closing, Purchaser
shall execute and/or deliver to Seller the following documents:

		7.3.1   A certified copy of the resolution of
Purchaser's board of directors evidencing authorization of the officer(s) acting for Purchaser and authorization and approval of this Agreement and the transactions contemplated by this Agreement.

		7.3.2   A termination of the Stock Option
Agreement pursuant to Section 19 hereof.

		7.3.3   Such other documents and instruments as
Seller or the Title Company shall reasonably request in order to consummate this transaction, or reasonably necessary to effectuate Closing, including, but not limited to, a closing statement.

SECTION 8.  POSSESSION.

	Purchaser is in possession of the Property and will continue to be at Closing. Between the date of this Agreement and Closing, Seller shall continue to operate the Property in accordance with its present standards and shall maintain the Property in its present condition and repair, ordinary wear and tear expected, in accordance with the Lease.

SECTION 9.  PRORATIONS AND EXPENSES.

	9.1  Proration of Real Estate Taxes. Pursuant to
Section 3 of the Lease, Purchaser is responsible for payment of real estate taxes over and above the real estate taxes paid by Seller during the first year of the term of the Lease. The real estate taxes which are a lien for the year in which the Closing occurs shall be prorated as of the date of the Closing in accordance with the customary method of tax proration in Montgomery County, Ohio; provided that only that portion of such taxes as Seller is obligated to pay pursuant to the terms of Section 3 of the Lease shall be the subject of such proration.

	9.2  Utility Expenses; Miscellaneous Expenses.
Purchaser shall continue to be responsible for all charges for consumption of utilities as provided in the Lease. The parties will prorate, as of the date of Closing, any miscellaneous income (including rent under the Lease) and expenses related to the Property.

	9.3 Estimates. All items that are not subject to an exact determination shall be estimated by the parties.
When any item so estimated is capable of exact determination after Closing, the party in possession of the facts necessary to make the determination and the parties shall adjust the prior estimate within 10 days after both parties have received the reports. Either party will be entitled, at its own expense, to audit the records supporting the determination made. All prorations shall be made as of 11:59 p.m. on the day prior to the date of Closing.

SECTION 10.  CONDEMNATION OR CASUALTY.

	10.1 Condemnation. If between the date of this Agreement and the date of Closing all or any portion of the Property is taken or is made subject to condemnation, eminent domain or other governmental or quasi-governmental acquisition proceedings, then the following provisions shall apply. In the event Seller receives a written notice from any governmental or quasi-governmental authority with powers of eminent domain to the effect that a condemnation as to any portion or all of the Property is pending or contemplated, Seller shall notify Purchaser promptly after receipt of the notice. If the proposed or pending condemnation is one that could reasonably be expected to render any portion of the Premises untenantable, then Purchaser may, upon receipt of notice of the event, cancel this Agreement at any time prior to Closing, in which event the Deposit and any interest thereon shall be returned to Purchaser, this Agreement shall terminate, and neither party shall have any further rights or obligations under this Agreement other than those rights and/or obligations which are expressly stated to survive expiration or termination of this Agreement. In the event that Purchaser shall not elect to terminate, then this Agreement shall remain in full force and effect, and Seller shall be entitled to all monies received or collected prior to the Closing by reason of the condemnation, except to the extent Purchaser shall be entitled to such proceeds pursuant to Article XI of the Lease. In that event, this transaction shall close in accordance with the terms and conditions of this Agreement except that there will be an abatement of the Purchase Price equal to the amount of the gross proceeds received by Seller.
If, however, Seller has not received any proceeds by reason of such condemnation prior to the Closing and Purchaser does not elect to terminate Purchaser's obligations under this Agreement, then the Closing shall take place without abatement of the Purchase
Price, and Seller shall assign and transfer to Purchaser at Closing by written instrument all of Seller's right, title and interest in any condemnation awards.

	10.2 Casualty. In the event of substantial loss or damage to the Property prior to the Closing by fire or other casualty, Purchaser may, at any time after receipt of notice or knowledge of that event, cancel this Agreement, in which event the Deposit and any interest thereon shall be immediately refunded, this Agreement shall terminate and neither party shall have any further rights or obligations under this Agreement other than those rights and/or obligations which are expressly stated to survive expiration or termination of this Agreement. In the event that Purchaser shall not elect to terminate, or if the loss or damage is not "substantial," then this Agreement shall remain in full force and effect and Purchaser shall proceed to close and take the Property as damaged, in which event
Purchaser shall be entitled to receive the insurance proceeds plus the amount of any deductible, co-insurance or self-insurance carried by Seller, so that Purchaser shall receive, in effect, the full replacement cost of the loss or damage, as the cost is determined in the settlement with the insurer. Seller and Purchaser shall each be entitled to participate in the settlement. As used in this Section 10.2, the term "substantial loss or damage" means any loss or damage resulting to the Property which the parties reasonably estimate will require more than 30 days to repair or restore.

SECTION 11. [Intentionally omitted]


SECTION 12.  EASEMENTS FOR ACCESS AND PARKING

	12.1 Access Easement. There currently exists a driveway to the north of the Premises running easterly off of Poe Avenue and providing access from Poe Avenue to the Premises and being 100 feet in width (the
Driveway). The Driveway is located partially on the Premises and partially on the property to the north of the Premises (the Adjacent Property). Purchaser's obligations under this Agreement shall be conditioned upon the execution and delivery of an Easement
Agreement with respect to the joint use of the Driveway by Purchaser and the owner of the Adjacent Property
(the "Adjacent Owner") in the form of Exhibit B hereto, with such changes thereto as shall be acceptable to Purchaser in its sole and absolute discretion (such easement, the "Access Easement"). Seller shall use its best efforts to obtain the Adjacent Owner's agreement to execute and deliver the Access Easement at Closing.
No changes shall be made to the form of the agreement attached as Exhibit B hereto without Purchaser's prior written consent. Seller shall also use its best efforts to obtain subordination agreements from the holders of any mortgages or leases affecting the Adjacent Property. The forms of such subordination agreements are attached to this Agreement as Exhibits
C-1 and C-2 and shall not be changed without Purchaser's prior written consent. If Seller is unable to obtain the Access Easement or subordination agreements and if Seller has used its best efforts to do so, Purchaser's sole remedy shall be to terminate this Agreement.

	12.2 Parking Easement. Purchaser's obligations under this Agreement shall be conditioned upon the execution and delivery of an Easement Agreement for parking purposes between Purchaser and the owner of the property located to the east of the Premises (the "East
Adjacent Owner") in the form of Exhibit C hereto, with such changes thereto as shall be acceptable to Purchaser in its sole and absolute discretion (such easement, the "Parking Easement"). Seller shall use its best efforts to obtain the East Adjacent Owner's agreement to execute and deliver the Parking Easement at Closing. No changes shall be made to the form of the agreement attached as Exhibit C hereto without Purchaser's prior written consent. Seller shall also use its best efforts to obtain subordination agreements from the holders of any mortgages or leases affecting the property to the east of the Premises which will be encumbered by the Parking Easement. The forms of such subordination agreements are attached to this Agreement as Exhibits C-1 and C-2 and shall not be changed without Purchaser's prior written consent. If Seller is unable to obtain the Parking Easement or subordination agreements and if Seller has used its best efforts to do so, Purchaser's sole remedy shall be to terminate this Agreement.

	As an alternative to the execution and delivery of the Parking Easement at closing, Seller may cause the East
Adjacent Owner to convey the Easement Parcel (as defined in the Parking Easement) to Purchaser and take such other actions in connection therewith including the release of any mortgages and leases affecting the Easement Parcel, all in accordance with paragraph 4 of the Parking Easement. If Seller is unable to cause the East Adjacent Owner to so convey the Easement Parcel to Purchaser by Closing, Purchaser's sole remedy shall be to terminate this Agreement.

	12.3 30-Foot Ingress/Egress Easement. Purchaser's obligations under this Agreement shall be conditioned upon the termination, release and abandonment of that certain 30-foot ingress and egress easement set forth in a deed dated August 23, 1978 and recorded at Microfiche No. 78-471A03, Montgomery County, Ohio Deed
Records (the "30 Foot Easement"), which easement benefits the Premises and other real property. Seller shall use its best efforts to obtain an instrument signed by all parties benefitted by such 30 Foot
Easement (including any lessees and mortgagees) terminating, releasing and abandoning the same. If
Seller is unable to obtain such an instrument and if Seller has used its best efforts to do so, Purchaser's sole remedy shall be to terminate this Agreement.

SECTION 13.  DEFAULT.

	13.1 Purchaser's Default. In the event that Seller is ready, willing and able to convey the Property in accordance with this Agreement, and Purchaser is obligated under the terms of this Agreement to consummate the transaction evidenced by this Agreement but fails to consummate this Agreement and take title, the parties recognize and agree that the damages Seller will sustain will be substantial, but difficult if not impossible to ascertain. Therefore, the parties agree that, in the event of Purchaser's default, Seller shall be entitled to receive and retain the Deposit and any interest thereon as liquidated damages for Purchaser's failure to close. Seller's right to receive and retain the Deposit and any interest thereon shall constitute the waiver by Seller of all other rights and remedies against Purchaser except for those rights and/or obligations that are expressly stated to survive the termination of this Agreement.

	13.2 Seller's Default. If Closing is not concluded through no fault of Purchaser, Purchaser, at its option, may (a) elect to enforce the terms of this Agreement by action for specific performance, and/or exercise any other right or remedy available to it at law or in equity or (b) terminate this Agreement by notice to Seller. In either of the foregoing events, Purchaser shall be entitled to an immediate refund of the Deposit and any interest thereon after notice to Seller and to the Escrow Agent. In the event of a successful specific performance action by Purchaser, the full Purchase Price shall be paid to Seller at the time of Closing. Upon any termination under (b) above, the parties shall have no further rights and obligations under this Agreement other than those rights and/or obligations that are expressly stated to survive expiration or termination of this Agreement.

	Copies of all notices with regard to any termination and/or request for the delivery of the Deposit in connection with a failure to close pursuant to this
Section 13 shall be sent to the Escrow Agent and the Escrow Agent shall act in accordance with this Agreement (or, if applicable, any separate Escrow
Agreement).

SECTION 14.  BROKER.

	Each party represents and warrants to the other that it has dealt with no agent or broker who has in any way participated in the sale of the Property, except that Seller represents that it has dealt with Miller-
Valentine Realty, Inc., an Ohio corporation ("MV
Realty"). Seller agrees to pay the brokerage commission due to MV Realty. Any other fees or commissions that may be claimed shall be the sole responsibility of the party breaching the preceding warranty. Each party agrees to indemnify and hold the other harmless against any and all claims, judgments, costs of suit, attorneys' fees and other reasonable expenses that the other may incur by reason of any action or claim made against the other by any agent, advisor or intermediary appointed by or instructed by Seller or Purchaser, as the case may be, arising out of this Agreement or the sale of the Property to Purchaser.

SECTION 15.  ASSIGNMENT.

	This Agreement shall be binding upon and shall inure to the benefit of the parties and their respective heirs, personal representatives, successors and assigns.

SECTION 16.  NOTICES.

	All notices permitted or required under this Agreement shall be in writing, and shall be deemed properly delivered when deposited in the United States mail, postage prepaid, certified or registered mail, return receipt requested, addressed to the parties at their respective addresses set forth below or as they may otherwise specify by written notice delivered in accordance with this Section:

	As to Purchaser:	Shopsmith, Inc.
					6530 Poe Avenue
					Dayton, Ohio 45414
					Attention: John R. Folkerth

	As to Seller:		Angeles Partners XIV
					One Insignia Financial Plaza
					P.O. Box 1089
					Greeneville, South Carolina 29602
					Attention: Ken Cobler
SECTION 17.  EXPENSES.

	Seller shall pay for any transfer tax, conveyance fee or similar charge in connection with the sale of the Premises. All costs of the Survey and Legal
Descriptions to be prepared in accordance with Section
4.2 and all costs incurred in connection with the release of the 30-Foot Easement pursuant to Section
12.3 shall be paid by MV Realty pursuant to a separate agreement between Purchaser and MV Realty executed simultaneously with this Agreement. Purchaser shall pay all costs, fees and premiums of the Commitment and the Title Policy and the recording charges for the deed and any mortgage Purchaser may place upon the Premises.
Any other miscellaneous closing expenses properly allocable to both parties (including, but not limited to, escrow fees) shall be divided equally between Purchaser and Seller. Each party shall pay for its own legal and accounting fees and incidental expenses.

SECTION 18.  COOPERATION.

	From time to time at the request of Purchaser, and without further consideration, Seller shall execute and deliver, and/or join with Purchaser in executing and delivering, such applications for licenses, variances, zoning changes, approvals, permits and consents from governmental bodies, utility companies, financial institutions and other entities and shall supply such information, arrange such meetings, and execute such forms and take such action as Purchaser may reasonably request in order to proceed with and fully implement
Purchaser's use of the Property or to effectuate the transactions contemplated by this Agreement; provided, however, that Seller shall not be required to incur any expenses in connection with these matters, nor shall any permanent changes be made to the status of the Premises (zoning or otherwise) prior to the Closing without Seller's consent (which shall not be unreasonably withheld). Seller shall not file an objection to or oppose Purchaser's intended use of the Property.

SECTION 19.  STOCK OPTION AGREEMENT.

	Pursuant to a certain Stock Option Agreement dated as of March 29, 1994 between Purchaser and Seller (the
"Stock Option Agreement"), Purchaser granted to Seller an option to purchase Common Shares of Purchaser on and subject to the terms and conditions set forth in the Stock Option Agreement. Seller agrees that the Stock
Option Agreement and all of Seller's rights and interests thereunder shall terminate effective as of the date of the Closing, without payment of any sum whatsoever. At the Closing, Seller and Purchaser shall enter into an agreement evidencing such termination.

SECTION 20.  MISCELLANEOUS.

	20.1 Gender. Words of any gender used in this Agreement shall be held and construed to include any other gender, any words in the singular number shall be held to include the plural, and vice versa, unless the context requires otherwise.

	20.2 Attorneys' Fees. If either party commences an action against the other to enforce any of the terms of this Agreement or because of the breach by either party of any of the terms of this Agreement, the losing or defaulting party shall pay to the prevailing party its reasonable attorneys' fees, costs and expenses incurred in connection with the prosecution or defense of such action. The term "prevailing party" means the party obtaining substantially the relief sought, whether by compromise, settlement or judgment.

	20.3 Captions. The captions in this Agreement are inserted only for the purpose of convenient reference and in no way define, limit, or prescribe the scope or intent of this Agreement or any part of this Agreement.

	20.4 Construction. No provisions of this Agreement shall be construed by any court or other judicial authority against any part by reason of that party's being deemed to have drafter or structured the provisions.

	20.5 Entire Agreement. This Agreement constitutes the entire contract between the parties and supersedes all prior understandings, if any, there being no other oral or written promises, conditions, representations, understandings or terms of any kind as conditions or inducements to the execution of this Agreement and none have been relied upon by either party. Any subsequent conditions, representations, warranties or agreements shall not be valid and binding upon the parties unless in writing and signed by both parties.

	20.6  Recording.  The parties agree that this
Agreement shall not be recorded.

	20.7  Time of Essence.  TIME IS OF THE ESSENCE UNDER
THIS AGREEMENT.

	20.8 Original Document. This Agreement shall be executed by the parties in counterparts, each of which shall be deemed an original, but all of such counterparts taken together shall constitute one and the same Agreement. The phrase "date of this Agreement" and similar phrases as used herein shall mean the date on which the last of Seller or Purchaser shall sign this Agreement as indicated below.

	20.9  Governing Law.  This Agreement shall be
construed, and the rights and obligations of Seller and Purchaser shall be determined, in accordance with the laws of the State of Ohio.

	WITNESS the execution hereof as of the day and year indicated below.

						PURCHASER:

						SHOPSMITH, INC.,
						an Ohio corporation



	By:____________________________
						   Name:
						   Title:


	Date:__________________________

						SELLER:

						ANGELES PARTNERS XIV,
						a California limited partnership

						By:	Angeles Realty Corporation
II, a _____________ corporation, as general partner



	By:_______________________
							   Name:
							   Title:


	Date:__________________________

EXHIBITS TO PURCHASE AGREEMENT NOT INCLUDED