Form 10-Q
period 1999-01-02
SHOPSMITH INC
filed 1999-02-12
CIK 89925

FORM 10-Q
                   SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

              Quarterly Report Under Section 13 or 15 (d)
                Of the Securities Exchange Act of 1934

For the quarter ended--         Commission File Number 0-9318
  January 2, 1999

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

						Yes _X_        No ___

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of February 4, 1999.

Common shares, without par value: 2,605,233 shares.

                  SHOPSMITH, INC. AND SUBSIDIARIES

                              INDEX

                                                      Page No.
Part I.  Financial information:
         Item 1.  Financial Statements

   Consolidated Balance Sheets-
             January 2, 1999 and April 4, 1998           3 - 4


   Statements of Consolidated Operations and
   Retained Earnings - Three and Nine Months
   Ended January 2, 1999 and January 3, 1998             5

   Consolidated Statements of Cash Flows
   Nine Months Ended January 2, 1999  and
   January 3, 1998                                       6


   Notes to Financial Statements		                     		7 - 8

   Item 2.  Management's Discussion and Analysis
   of Financial Condition and Results
   of Operations              						                     9 - 10

   Item 3.  Quantitative and qualitative disclosures
		     about market risk		                               10

   Part II.  Other Information	                          11

                        SHOPSMITH INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                                  January 2,    April 4,
                                                    1999          1998
                                                 (unaudited)
                   ASSETS
Current Assets:
 Cash                                         $     399,517  $    316,669
 Restricted cash                                    100,300       264,880
 Short-term investments                           1,022,444     2,851,355
 Accounts receivable:
  Trade, less allowance for
  doubtful accounts:
    $567,852 on January 2 and $317,408
    on April 4                                      553,491       518,417
 Inventories                                      2,813,946     2,301,790
 Deferred and recoverable income taxes (Note 2)     557,971       382,000
 Prepaid expenses                                   340,069       310,160
           Total current assets                   5,787,738     6,945,271

Properties (Note 4):
 Machinery, equipment and tooling                 7,155,385     7,006,954
 Land, building and improvements                  3,176,454       190,835
            Total cost                           10,331,839     7,197,789
 Less accumulated depreciation and
  amortization                                    6,858,889     6,711,089
             Net properties                       3,472,950       486,700

Deferred income taxes (Note 2)                      636,000       629,000
Other assets                                         29,311        15,594

Total assets                                  $   9,925,999  $  8,076,565

                                  Continued

                       SHOPSMITH INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                                 January 2,      April 4,
                                                   1999          1998
                                                (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                             $  1,134,539   $  1,279,547
  Current portion of long term debt                  67,556              -
  Customer advances                                  47,944         39,854
  Accrued liabilities:
  Compensation, employee benefits and
  payroll taxes                                     265,559        657,154
  Sales taxes payable                               100,660        131,071
  Accrued recourse liability                        380,637        275,841
  Accrued expenses                                  324,569        389,328
  Other                                             106,085        135,343
           Total current liabilities              2,427,549      2,908,138

Long term Debt (Note 4)                           2,794,569
            Total liabilities                     5,222,118      2,908,138
Shareholders' Equity:
  Preferred shares- without par value;
   authorized 500,000; none issued
  Common shares- without par value;
   authorized 5,000,000; issued and
   outstanding 2,605,233 at January 2, 1999 and
   2,624,375 at April 4,1998                      2,805,882      2,869,075
 Retained earnings                                1,897,999      2,299,352
             Total shareholders' equity           4,703,881      5,168,427

Total Liabilities and Shareholders' Equity    $   9,925,999  $   8,076,565

           See notes to consolidated financial statements.

                    SHOPSMITH, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                   Three Months Ended    Nine Months Ended
                                 January 2, January 3,  January 2, January 3,
                                   1999       1998        1999       1998
                              (Unaudited) (Unaudited) (Unaudited) (Unaudited)
Net sales                     $4,025,426 $4,637,747  $10,974,469 $12,804,680
Cost of products sold          2,052,951  2,137,422    5,290,052   5,696,306
Gross margin                   1,972,475  2,500,325    5,684,417   7,108,374

Selling expenses               1,980,885  1,566,010    4,952,026   4,542,047
Administrative expenses          475,860    579,852    1,413,689   1,719,872
  Total operating expenses     2,456,745  2,145,862    6,365,715   6,261,919

Income (loss) from operations   (484,270)   354,463     (681,298)    846,455

Interest income, net              22,669     32,537       82,036      81,747
Other income, net                  1,060      8,258       10,819      20,886

Income (loss) before income
 taxes                          (460,541)   395,258     (588,443)    949,088
Income tax provision            (142,708)     2,767     (187,090)      6,645

Net income (loss)               (317,833)   392,491     (401,353)    942,443
Retained earnings:
  Beginning                    2,215,832  1,177,065    2,299,352     627,113
    Ending                     1,897,999  1,569,556    1,897,999   1,569,556

Net income (loss) per
common share(Note 3)
 Basic                        $   (0.12)   $   0.15  $    (0.15)   $    0.35
 Diluted                      $   (0.12)   $   0.14  $    (0.15)   $    0.34

                See notes to consolidated financial statements.

                          SHOPSMITH INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 Nine Months Ended
                                            January 2,      January 3,
                                             1999             1998
                                           (Unaudited)     (Unaudited)
Cash flows from operating activities:
 Net income (loss)                       $    (401,353) $     942,443
  Adjustments to reconcile net income
 to cash provided from operating activities:
    Depreciation and amortization              147,800        157,400
    Provision for doubtful accounts            119,802        139,955
    Deferred income taxes                      (26,000)       (20,000)
    Cash provided from (used in) changes
     in assets and liabilities:
      Restricted cash                          164,580       (108,673)
      Accounts receivable                      (50,078)      (235,900)
      Inventories                             (512,156)      (428,355)
      Recoverable income taxes                (156,971)
      Other current assets                     (29,909)       (87,683)
      Other assets                             (13,717)
      Accounts payable and customer advances  (136,918)      (509,734)
      Other current liabilities               (516,025)      (190,532)
Cash provided from (used in)
 operating activities                       (1,410,945)      (341,079)

Cash flows from  investing activities:
 Maturity of short-term investments          1,828,911       (213,904)
 Property additions                         (3,134,050)      (115,361)
Cash provided from (used in)
 investing activities                       (1,305,139)      (329,265)

Cash flows from financing activities:
 Proceeds from long-term debt (Note 4)       2,862,125              -
 Common shares issued                            4,594          1,672
 Common shares repurchased                     (67,787)       (21,230)
Cash provided from (used in)
 financing activities                        2,798,932        (19,558)

Net increase (decrease) in cash                 82,848       (689,902)

Cash:
  At beginning of period                       316,669      1,106,873
  At end of period                        $    399,517  $     416,971

            See notes to consolidated financial statements.

                    SHOPSMITH, INC. AND SUBSIDIARIES
                      NOTES TO FINANCIAL STATEMENTS

1. In the opinion of management, all adjustments (consisting of only normal and recurring adjustments) have been made as of January 2, 1999 and January 3, 1998 to present the financial statements fairly. However, the results of operations for the three months and nine months then ended are not necessarily indicative of results for the fiscal year. The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the annual financial statements. The financial statements accompanying this report should be read in conjunction with the financial statements and notes thereto included in the Annual Report to Shareholders for the year ended April 4, 1998.

2. The provision for income taxes is as follows:
                                       Three Months Ended  Nine Months Ended
                                       1/2/99    1/3/98    1/2/99   1/3/98
Provision (Recovery)
  at statutory rates                $(156,484) $147,000  $(199,971) $335,000
Local                                  (3,224)    2,767     (4,119)    6,645
Change in valuation allowance          17,000  (147,000)    17,000  (335,000)

Net provision                       $(142,708) $  2,767  $(187,090) $  6,645

       Provisions for Federal, state and local income taxes are calculated at statutory rates. In the current quarter, the recoverable tax provision was reduced by a valuation allowance of $17,000 for tax credits expiring in 1999. In the previous year, provisions were offset by reductions in previously established valuation reserves related to the utilization of net operating loss carryforwards, tax credit carryforwards and other temporary differences.

3. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if stock options had been converted into common stock. The following reconciles amounts reported in the financial statements.

                                    Three Months Ended   Nine  Months Ended
                                    1/2/99    1/3/98     1/2/99   1/3/98
 Net income (loss)                $(317,833) $ 392,491 $(401,353) $942,443

 Weighted average common shares
 used to compute basic earnings
 per share                        2,605,233  2,664,275 2,602,185 2,664,219
  Effect of dilutive options         10,718    107,582    18,708   100,017
  Total shares to compute diluted
  earnings per share              2,615,952  2,771,857 2,620,893 2,764,236

 Basic earnings (loss) per share   $ (0.12) $     0.15  $ (0.15) $   0.35

 Diluted earnings (loss) per share $ (0.12) $     0.14  $ (0.15) $   0.34

4. The Company purchased its operating facility from its former landlord on December 31, 1998 for $2,900,000. The seller financed the building purchase. The financing agreement, among other things, provided for a $100,000 down payment and a secured mortgage note for $2,800,000 at an 8.75% interest rate. The agreement requires $309,420 of annual principal and interest payments until January 1, 2003 at which time the scheduled balance of $2,500,353 will become due and payable.

  The Company acquired operating software pursuant to a capital lease transaction anticipated to total $160,000. The lease obligation, which includes a lessor security interest, is payable over a five-year period in monthly payments of approximately $3,300, including interest at 8.20%.

5. Effective this current year, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income is defined as net income and all other non-owner changes in equity. Components of comprehensive income, as it applies to the Company, would include the write-up or write-down of securities held for sale to market value. The effects of such adjustments to comprehensive income for the third quarter and nine months ended January 2, 1999 and January 3, 1998 are not material and do not affect the Company's reported results of operations or financial position.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Operations
Third quarter sales declined to $4,025,000 or 13% from $4,638,000 from that reported a year ago. This drop in volume is a continuation of similar reductions in the first half of the year and is centered primarily on demonstration and mail sales activities. Efforts to reverse this trend have been made through additional advertising, promotion and other new selling efforts. As a result selling expenses increased by $415,000 in the quarter when compared to last year's results.

Gross margins declined in the third quarter by $528,000 or 21% from last year as a result of the reduced sales activity and because of the effects of reduced production volumes. Administrative expenses were reduced by $104,000 from last year reflecting lower compensation and incentive costs.

In the nine months ended January 2, 1999, sales were $10,974,000 or 14% down from the $12,805,000 reported last year. Gross profits declined, due to reduced sales and production volume, to $5,684,000 or 20% from the $7,108,000 reported last year. Nine-month selling expenses increased by over $400,000 reflecting management's emphasis on expanding its marketing and promotional efforts.

Provisions for Federal, state and local income taxes for the current year are based on anticipated annual effective tax rates. A valuation allowance of $17,000 was established in the third quarter of 1999 to recognize expected expiration of tax credits. In the previous year, Federal income tax expense was almost entirely offset by reductions in valuation reserves related to deferred tax amounts, including tax loss and credit carryforwards pursuant to SFAS 109.

Because of the above, net losses of $317,000 and $401,000 were incurred in the quarter and nine months ended January 2, 1999 compared to net income of $392,000 and $942,000 reported in the same periods of last year.

Liquidity and Financial Position
The net loss for the first nine months of 1999 together with capital asset additions and common stock repurchases caused a $677,000 reduction in working capital during that period to $3,360,000 as of January 2, 1999. The expansion of inventories and accounts receivable totaling $562,000 since the first of the year together with liquidation of $586,000 of current liabilities caused operating activities to consume $1,411,000 of cash. Liquidation of short-term investments funded these operating cash requirements. For the same nine-month period last year, a total $341,000 of cash was used in operations to increase inventories and to reduce current liabilities. This need was funded from earnings.

The Company's assets include $1,194,000 of currently recoverable and deferred income tax assets at January 2, 1999. Presently, the Company believes that these assets are realizable and represent management's best estimate based on the weight of available evidence as prescribed in SFAS 109. Management will continue to evaluate these assets and the need for valuation allowances based on near -term operating results and longer-term projections.

During the third quarter of the current fiscal year the Company financed the purchase of its present facilities (as more fully described in note 4 of these financial statements) for $2,900,000. A $100,000 down payment was made with monthly payments of principal and interest of about $26,000 due until the year 2003 at which time a balloon payment of $2.5 million will be due. The Company also utilized a capitalized lease to finance financial software requiring $3,000 of monthly payments for a five-year period.

The current ratio was 2.38 at January 2, 1999 compared to 2.39 at the beginning of the year. Debt to equity ratios increased to 1.11 from .56 at the first of the year because of the aforementioned purchase transaction.

   Year 2000 Impact
The year 2000 issue is related to computer software utilizing two digits rather than four to define the year. As a result, any of the Company's computer programs or any of the Company's suppliers that have date sensitive software may cause system failures or generate incorrect data.

The Company has identified information technology applications that will require modification to ensure year 2000 compliance. Evaluation and testing of on-going programs is underway. Replacement of certain of these systems has been identified and related software has been acquired. Non-information technology systems are presently being evaluated. While no formal contingency plan has been adopted, the Company believes that it will be able to deal with Year 2000 issues as they arise without material disruption of its business.

The Company has communicated with its major suppliers and financial institutions to assess the impact on the Company's operations should they fail to achieve Year 2000 compliance. Based on responses to date, many of these third parties indicate programs in place without specific confirmation of year 2000 compliance.

Costs incurred to date for year 2000 activities have not been material to the Company. Also, the Company believes that its current estimate of total costs of compliance will not have a material adverse impact on results of operations or financial condition.

Achievement of year 2000 compliance is subject to a variety of risks beyond the Company's control, including continued availability of personnel and preparedness of third parties. The failure of the Company, its customers, vendors, taxing and governmental authorities to achieve Year 2000 readiness could adversely affect the Company's operations and/or financial condition. Year 2000 failures could adversely affect aspects of the business such as procurement of materials, scheduling of selling events, processing of sales orders and functioning of the Company's Internet web pages.

    Forward Looking Statements
The foregoing discussion and the Company's consolidated financial statements contain certain forward-looking statements that involve risks and uncertainties, including but not limited to the following: (a) the adequacy of operating cash flows over the next several years together with currently available working capital to finance the operating needs of the Company, (b) successful implementation of Year 2000 compliance by the Company and its suppliers, (c) the absence of unanticipated costs and delays in achieving Year 2000 compliance and (d) the Company's ability to effectively deal with Year 2000 issues.

Item 3.   Quantitative and qualitative disclosures about market risk.

               Not applicable.

PART II.  OTHER INFORMATION

(a) Exhibits:

(4.10) Promissory note and mortgage, dated December 31,1998 between Mid-States Development Company and the Company related to the purchase of the 6530 Poe Avenue, Dayton, Ohio property.

(27)      Financial Data Schedule for the period ended January 2, 1999.

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





                            SHOPSMITH, INC.




                            By /s/ William C.Becker
                            William C. Becker
                            Vice President of Finance ( Principal Financial And Accounting Officer)

Date: February 12, 1999

PROMISSORY NOTE
Principal Amount $2,800,000.00	Dated: _____________, 1998
Executed and Deliveredin Dayton, Ohio

For value received, Shopsmith, Inc., an Ohio corporation (the "Maker") promises to pay to the order of Mid-States Development Company, an Ohio general partnership (the "Holder"), at 4000 Miller-Valentine Court, Dayton, Ohio 45439, or at such other address as the Holder hereof may from time to time designate, the principal sum of Two Million Eight Hundred Thousand Dollars ($2,800,000.00), together with interest thereon, subject to the terms and conditions, all as hereinafter provided.
1.	Interest Rate:

Interest will be charged on the unpaid principal balance from the date hereof until paid at the rate of 8.75% per annum.

2.	Payments and Maturity:

A.	On the date hereof the Maker shall pay to the Holder
interest computed from the date hereof through and including the last day of December, 1998.

B.	Commencing with on or before the first day of February,
1999, and continuing on or before the first day of each of the next forty-six (46) months, Maker shall make monthly installment payments of principal and interest to Holder in the amount of Twenty-Five Thousand Seven Hundred Eighty-Five Dollars ($25,785.00) each.

C.	On or before the first day of January, 2003 ("Scheduled
Maturity Date"), the Maker shall pay, if not sooner paid, the entire unpaid principal balance and unpaid interest thereon.

3.	Late Charge

In the event that Maker fails to make any payment within ten
(10) days of the scheduled due date of such payment, Maker shall pay to Holder a late charge equal to 3% of the amount of such payment. Only one such payment shall become due in connection with any one late payment. Any Late Charge which Maker may become obligated to pay pursuant to the terms of this Note shall be due and payable without notice or demand immediately on the occurrence of the event which gives rise to such obligation.

4.	Acceleration and Default Date

In the event Maker fails to make any payment within fifteen
(15) days of when due hereunder, or in the event there occurs an event of default under or as defined in the Security Documents (hereinafter defined), then, in any such event, the Holder may, at its option, accelerate the maturity of this Note and the entire unpaid principal amount, together with all accrued but unpaid interest to the date of such acceleration at the rate above provided and thereafter at the rate which is two (2) percentage points in excess of the interest rate as otherwise determined hereunder (default rate), shall be immediately due and payable without demand or notice, both of which are expressly waived by Maker.

5.	Prepayment

Maker may from time to time prepay, on written notice to Holder at least sixty (60) days in advance of such prepayment, the unpaid principal balance in whole or in part; provided, that any partial prepayment shall be applied to reduce the unpaid principal balance and applied in the inverse chronological order in which such sums are otherwise scheduled to be paid, and shall not postpone the due date of any subsequent installments (except for the final such installment which shall be in the amount of the total unpaid principal and unpaid interest thereon), or change the amount of such installments, unless the Holder shall otherwise agree in writing.

6.	Security Interest

This Note is secured by a mortgage (Mortgage) of even date on property located in Montgomery County, Ohio, which gives the Holder of this Note the right to accelerate the scheduled maturity date hereof upon the terms and conditions therein stated, the Mortgage together with any other document or instrument executed by Maker in favor of Mortgagee, which provides security for the repayment of the obligations evidenced by this Note are referred to collectively as the Security Documents.

7.	Application of Payments


All payments made on this Note shall be applied (a) first, to repayment of any sum advanced by Holder for protection of the property described in the Security Documents, including, but not limited to, the amounts advanced by Holder for insurance, real estate taxes and assessments, or other costs or expenses authorized by the Security Documents to be advanced by the Holder, all together with interest thereon at the same rate of interest as provided by and then in effect under this Note; (b) second, to payment of late charges; (c) third, to payment of interest then due and payable; and (d) last, to the payment of principal.

8.	Presentment, etc. Waived

Presentment, demand for payment, notice of dishonor, notice of protest, notice of non-payment and any other demands or notices which may, but for this provision, be required, are hereby waived by Maker and all debtors, sureties, guarantors and endorsers hereof.

9.	Miscellaneous:

A.	This Note shall be governed and construed in accordance
with the laws of the State of Ohio.

B.	The computation of interest from and including the date
of this Note to but excluding the first day of the next month (the "Initial Period") shall be calculated by multiplying the actual number of days elapsed, including the date of this Note, by the quotient obtained by multiplying the principal sum outstanding by the interest rate and dividing the product thereof by 365. The same method of calculation shall be used for calculating interest due on each monthly installment or for any irregular period which may result from prepayments or otherwise. Payments due on the first of the month but received before the first of month shall be credited on the first of the month, and any such payment received after the first of the month shall be credited on the date of receipt. All payments due hereunder are to be paid in lawful money of the United States and, if other than cash, are subject to collection.

C.	This Note shall be the joint and several obligation of
all makers, sureties, guarantors and endorsers and shall be binding upon each of them and their respective successors and assigns.

D.	The failure or delay of the Holder to exercise any
right, power or remedy shall not be or be deemed to be a waiver thereof; nor shall any single or partial exercise of any right, power or remedy preclude any other or further exercise of that or any other right, power or remedy. All rights, powers and remedies of Holder herein provided are cumulative and not exclusive of any right, power or remedy otherwise provided by law or equity.


E.	Headings and captions are included for convenience of
reference only and shall not be used to define or otherwise interpret this Note or the provisions hereof.

F.	If any of the terms of provisions hereof shall be
determined to be unenforceable, the enforceability of the remaining terms and provisions shall not be affected thereby.

10.	Warrant of Attorney
The undersigned hereby authorizes any attorney-at-law to appear in any Court of record in the State of Ohio or any other State or Territory of the United States after this Note becomes due by acceleration or otherwise, and waive the issuing and service of process and confess judgment against the Maker in favor of the Holder for the amount then appearing due and the cost of suit, and thereupon to release all errors and waive all rights of appeal and stay of execution. If any judgment against Maker is vacated for any reason, then this warrant of attorney shall automatically be revived and may be used to obtain additional judgments.

WARNING BY SIGNING THIS PAPER YOU GIVE UP YOUR RIGHT
TO NOTICE AND COURT TRIAL.  IF YOU DO NOT PAY ON TIME, A
COURT JUDGMENT MAY BE TAKEN AGAINST YOU WITHOUT YOUR
PRIOR KNOWLEDGE AND THE POWERS OF A COURT CAN BE USED TO
COLLECT FROM YOU REGARDLESS OF ANY CLAIMS YOU MAY HAVE
AGAINST THE CREDITOR, WHETHER FOR RETURNED GOODS, FAULTY
GOODS, FAILURE ON HIS PART TO COMPLY WITH THE AGREEMENT,
OR ANY OTHER CAUSE.

MAKER:
SHOPSMITH, INC.

By_________________________________

Print
Name:__________________________

Title:______________________________

Date:_______________________________

	MORTGAGE AND ASSIGNMENT OF RENTS
	AND LEASES, AND SECURITY AGREEMENT

THIS MORTGAGE AND ASSIGNMENT OF RENTS AND LEASES, AND
SECURITY AGREEMENT is made as of this _________ day of ____________, 1998, by and between SHOPSMITH, INC., an Ohio corporation, with offices located at 6530 Poe Avenue, Dayton, Ohio 45414 ("Mortgagor"), and MID-STATES DEVELOPMENT COMPANY, an Ohio general partnership, with offices at 4000 Miller-Valentine Court, Dayton, Ohio 45439 ("Mortgagee"), under the following circumstan-ces:
A.	Mortgagor is the owner of certain real property (the
"Land") situate in Montgomery County, Ohio, and being
more particularly described in Exhibit A attached hereto
and made a part hereof.
B.	Mortgagor is indebted to Mortgagee in the principal sum
of $2,800,000, which indebtedness is evidenced by Mortgagor's promissory note of even date herewith (the
"Note").

NOW, THEREFORE, in consideration of and in order to secure to Mortgagee the (i) repayment of the indebtedness evidenced by the Note, with interest thereon, and all renewals, extensions and modifications thereof and substitutions therefor; (ii) payment of all other sums, with interest thereon, advanced in accordance with the Note or herewith to protect the security of this Mortgage; and
(iii) performance of the covenants and agreements of Mortgagor contained herein, in the Note and in any other document or instru-ment executed by Mortgagor to and in favor of Mortgagee for the purpose of further securing the repayment of the indebtedness evidenced by the Note, Mortgagor does hereby grant, with mortgage covenants, to Mortgagee, all of Mortgagor's right, title and interest in and to the following:
(a)	The Land;
(b)	All buildings, structures, additions, enlargements,
modifications, repairs and replacements of every nature whatsoever now or hereafter erected, constructed, placed or otherwise situated on the Land; together with all shrubs, trees, plants and landscaping, signs and sign pylons, paved areas and other improvements now or hereafter situated on the Land (collectively, "Improvements");

(c) all machinery, equipment and fixtures which are or shall be located in, on, to, upon, or appurtenant to or used in connection with the Improvements, including but not limited to all heating, air conditioning and ventilating equipment and systems, plumbing, lighting, electrical, communications alarm, sprinkler, and elevator systems and equipment, carpeting and other floor coverings, computers and associated software and hardware used for the purpose of operating any building system or component, window screens, awnings and storm sashes, together with all replacements and substitutions and all proceeds and products thereof (collectively "Fixtures"); provided, in no event shall Fixtures include any compressors, equipment or machinery used in Mortgagor's production processes (all of the items described in this subparagraph (c) being limited to such of the foregoing items as are owned by Mortgagor, and together with the Land and Improvements being collectively referred to as the "Real Property");
(d)	all permits, licenses and franchises, now or hereafter
owned by Mortgagor and located in, on or about, or used or intended to be used with or in connection with the use, operation or enjoyment of the Real Property; all site plans, surveys, geological and soils studies and reports, market studies, surveys and reports, architectural renderings and models, plans and specifications, engineering plans and studies, floor plans and landscaping plans and other similar plans and diagrams, together with the benefit of any deposits or payments now or hereafter made by Mortgagor or on its behalf in connection with any of the foregoing (all of the items described in this subparagraph (d) being collectively referred to as the "Personal Property");
(e)	All leases or other agreements affecting the use,
enjoyment or occupancy of the Real Property, now existing or hereafter arising, including, without limitation, rights to any cash or securities deposited thereunder to secure performance by tenants of their obligations, all rents, payments, revenues, issues and profits whatever paid or accruing thereunder (all of the items described in this Subparagraph (e) being collectively referred to as the "Leases");

(f) All agreements, contracts, warranties, bonds and other contract rights, licenses, trade names, trademarks, logos, designs, graphics, art work and all similar items owned or entered into by Mortgagor and used or designed for use in connection with the use, maintenance, operation or enjoyment of the Real Property or the Personal Property, all impound and/or escrow account balances and all other intangible personal property owned by Mortgagor relating to the Real Property or the Personal Property;
(g)	All oil, gas, water and mineral rights, whether or not
appurtenant to the Real Property, owned by Mortgagor which affect the Real Property;
(h)	All easements, rights-of-way, air rights, riparian
rights, and other rights, privileges and appurtenances to the Real Property; all interest in (i) strips or gores, if any, between the Land and abutting land, and (ii) land lying in or under the bed of any street, alley, road or right-of-way, opened or proposed, abutting or adjacent to or within the Land;

(i)	insurance proceeds payable with respect to loss to all
or any portion of the Real Property or the Personal Property regardless of when occurring, and condemnation awards (or other payment in lieu thereof) payable with respect to damage, injury, decrease in value to or condemnation of all or any portion of the Real Property or the Personal Property occurring after the date hereof;
(j)	All after-acquired property attached to and/or used in
the operation of the Real Property or the Personal Property or any part of either;

(k)	The right, but not the obligation to, in the name and on
behalf of Mortgagor, to commence any action or proceeding to protect the interest of Mortgagee in the Real Property and while an Event of Default (hereafter defined) remains uncured, to appear in and defend any action or proceeding brought with respect to the Property;
(l)	All other rights, privileges and appurtenances owned by
Mortgagor and in any way related to any of the foregoing.

All of the items described in subparagraphs (a) through (l) above are herein collectively referred to as the "Property."
This Mortgage is given, upon the statutory condition, to secure payment of $2,800,000.00 plus interest thereon as provided in the Note. In addition to any other debt or obligation secured hereby, this Mortgage shall secure unpaid balances of advances made for payment of taxes, assessments, insurance premiums or other costs, if any, incurred by Mortgagee for the protection of the Property together with interest thereon as hereinafter provided.
"Statutory condition" is defined in Section 5302.14 of the Ohio Revised Code and provides generally that if Mortgagor pays the principal and interest secured by this Mortgage, performs the other obligations secured hereby and the conditions of any prior mortgage, pays all taxes and assessments, maintains insurance against fire and other hazards, and does not commit or suffer waste, then this Mortgage shall be void.
It is a further condition of this Mortgage, and Mortgagor hereby covenants and agrees as follows:

1.	Covenants as to Mortgagor's Interest.  Mortgagor
covenants that (i) it is lawfully seized of a fee simple estate to the Property and has the right to mortgage, grant and convey the Property, (ii) the Property is free and clear of all liens and encumbrances created or suffered to come into existence by Mortgagor or anyone claiming by, through or under Mortgagor, except permitted exceptions as set forth on the Exhibit B attached hereto and made a part hereof (the "Permitted Exceptions"), and
(iii) Mortgagor will warrant and defend the title to the Property against any and all claims and demands of anyone claiming by, through or under Mortgagor, subject only to "Permitted Exceptions" and the lien created hereby is and will be kept as a first lien upon the Property and every part thereof, subject only to the foregoing.

2.	Application of Payments.  All payments required to be
made to Mortgagee under this Mortgage or the Note shall be applied, unless applicable law provides otherwise, first in payment of any advances made pursuant to the terms hereof, then to late charges under the Note, then to payment of accrued but unpaid interest, and last to the principal of the Note.
3.	Taxes, Assessments and Liens.  Mortgagor shall pay all
water and sewer rates, taxes, assessments and other charges, fines, impositions and rents, if any, attributable to, levied upon
or assessed against the Property.   Mortgagor shall make payment
directly therefor and Mortgagor shall promptly furnish to Mortgagee receipts evidencing such payments.

4.	Liens.  Mortgagor shall promptly discharge any lien
which has, or may have, priority over or equality with this Mortgage, and will keep and maintain the Property free from the claims of all persons supplying labor or materials to the Property, Mortgagor shall promptly discharge any such mechanic's or materialmen's lien either by payment thereof or by posting bond with a court of competent jurisdiction in accordance with the procedures set forth in Chapter 1311 of the Ohio Revised Code.
5.	Insurance

(a)	Mortgagor shall keep the Property insured against loss
or damage by fire, windstorm, and such other hazards, casualties and contingencies, including vandalism and malicious mischief and other risks covered by so-called "extended coverages" and "all risk" forms of policies in the full amount of replacement cost with only such deductibles as may be approved by Mortgagee, which approval shall not be unreasonably withheld, and in no event in an amount which would permit co-insurance provisions under such policy to be applicable. All policies of insurance to be furnished hereunder shall be placed with companies licensed to do business in the State of Ohio which have reasonably been approved by Mortgagee, contain standard mortgagee loss payable clauses naming Mortgagee as the loss payee as its interests may appear. All policies of insurance to be furnished hereunder shall include a provision requiring that the coverage evidenced thereby shall not be terminated or materially modified without at least thirty days' prior written notice to Mortgagee and contain a waiver of subrogation clause as to Mortgagee. Mortgagor shall deliver to Mortgagee certificates or other evidence reasonably satisfactory to Mortgagee of all policies required to be maintained hereunder and of any and all renewals or substitutions thereof or therefor, evidence of such substitutions or renewals shall be delivered to Mortgagee at least ten (10) days prior to the expiration of the
prior policy.   During any construction, repair, restoration or
replacement of any of the Property, Mortgagor will obtain and keep in effect a standard builder's risk policy with extended coverage in the amount of one hundred percent (100%) of the value of the improvements when completed, with a mortgagee loss payable clause as aforesaid and such insurance shall be written in such manner and by such companies as are approved by Mortgagee which approval shall not be unreasonably withheld.

(b)	Mortgagee shall comply with all insurance requirements
and shall not bring or keep or permit to be brought or kept any article upon any of the Property or cause or permit any condition to exist thereon which would be prohibited by an insurance requirement, or would invalidate the insurance coverage required hereunder to be maintained by Mortgagor on or with respect to any part of the Property.
(c)	In the case of loss, Mortgagor shall give immediate
notice, in writing, by mail, to Mortgagee. Mortgagee (or in the event this Mortgage shall be foreclosed, the purchaser at the foreclosure sale) is hereby authorized to make proof of loss, if not promptly made by Mortgagor. Each insurance company concerned is authorized and directed to make payment for any such loss to Mortgagee.

All such claims may be adjusted by Mortgagor, provided that settlement of any claim reasonably in excess of $10,000 shall be approved by Mortgagee.
The net proceeds of any such claim (meaning those proceeds remaining after deducting all expenses incurred in the collection thereof) shall be held by Mortgagee, to be expended, unless otherwise elected by Mortgagor, provided no Event of Default (hereinafter defined) exists, to the repair and restoration of the Property to as good a condition as existed prior to the loss, provided that if the Net Proceeds are insufficient therefor as reasonably determined by Mortgagee, prior to delivering any funds Mortgagee may require the deposit of such additional funds as to provide sufficient funds to complete such repair and restoration after completion of such . Should Mortgagor elect not to repair or should an Event of Default (hereinafter defined) then exist, then Mortgagee shall apply all Net Proceeds to the satisfaction of all amounts secured hereby with any excess being distributed to Mortgagor.
(d)	Mortgagor will obtain and keep in full force and effect
Comprehensive General Liability insurance, including bodily injury, death and property damage, liability coverages to the extent of not less than $500,000 per occurrence against liability for bodily injury, including death and $100,000 per occurrence for property damage. Mortgagor will provide evident satisfactory to Mortgagee that such insurance is in force and effect at all times with companies licensed to do business in Ohio and which have been reasonably approved by Mortgagee.

 	6.	Preservation and Maintenance of the Property.  Mortgagor
shall (a) not permit or commit waste, impairment, or deterioration of the Property, (b) restore or repair promptly and in a good and workmanlike manner all or any part of the Property in the event of any damage, injury or loss thereto, whether or not insurance proceeds are available to cover, in whole or in part, the costs of such restoration or repair, (c) keep the Property in good repair,
(d) comply with all laws, ordinances, regulations and requirements of any governmental body applicable to the Property.  Neither
Mortgagor nor any tenant or other person, without the prior
written consent of Mortgagee, shall remove, demolish or alter any improvement now existing or hereafter erected on the Property or any fixture, equipment, machinery or appliance in or on the
Property except when incident to the replacement of fixtures, equipment, machinery and appliances with items of like kind and as good or better quality.
7.	Use of the Property.  Unless required by applicable law
or unless Mortgagee has otherwise agreed in writing, Mortgagor shall not allow changes in the nature of the occupancy for which the Property was intended at the time this Mortgage was executed. Mortgagor shall not initiate or acquiesce in a change in the zoning classification of the Property without Mortgagee's prior written consent.

8.	Protection of Mortgagee's Security.  If Mortgagor fails
to perform the covenants and agreements contained in this Mortgage, or if any action or proceeding is commenced which adversely affects the Property or title thereto or the interest of Mortgagee therein, including, but not limited to, eminent domain, insolvency, code enforcement, or arrangements or proceedings involving a bankrupt or decedent, then Mortgagee at Mortgagee's option may make such appearances, disburse such sums and take such action as Mortgagee deems necessary to protect Mortgagee's interest, including, but not limited to, disbursement of attorney's fees and entry upon the Property to make repairs. Any amounts disbursed by Mortgagee pursuant to this Paragraph, together with interest thereon as hereinafter provided, shall become additional indebtedness of Mortgagor secured by this Mortgage. Unless Mortgagor and Mortgagee agree to other terms of payment, such amounts shall be payable upon notice from Mortgagee to Mortgagor requesting payment thereof, and such amounts shall bear interest from the date of disbursement until repaid at 10% per annum.
Nothing contained in this Paragraph shall require Mortgagee
to incur any expense or do any act.
9.  Inspection.   Upon at least 24 hours notice to
Mortgagor, Mortgagee may make or cause to be made reasonable entries upon and inspections of the Property during normal business hours. Any such entry or inspection will be conducted in such manner so as to minimize any disruption to the normal conduct of business and operations on the Property by Mortgagor tenants or others.

10.	Condemnation.  (a)  If all or substantially all of the
Property shall be damaged or taken through condemnation (which term when used in this Mortgage shall include any damage or taking by any governmental authority and any transfer by private sale in lieu thereof), the entire indebtedness secured hereby shall, at the Mortgagee's option, become immediately due and payable.
(b)	In case of a condemnation of less than
substantially all of the Property, the condemnation award (after deduction of the costs and expenses incurred by any party in collecting that award) shall be held, disbursed and applied in the same manner and on the same terms and conditions as provided in the case of fire or other casualty.

(c)	Mortgagee shall be entitled to all compensation,
awards and other payments of relief thereof, and is hereby authorized, at its option, to commence, appear in and prosecute, in its own or the Mortgagor's name, any action or proceeding relating to any condemnation, and to settle or compromise any claim in connection therewith. All such compensation, awards, damages, claims, rights of action and proceeds and the right thereto are hereby assigned by Mortgagor to Mortgagee, who, after deducting therefrom all its expenses, including attorneys' fees, may release any monies so received by it without affecting the security interest of this Mortgage and may apply the same in such manner as Mortgagee shall determine, to the reduction of the sum secured hereby, and any balance of such monies then remaining shall be paid to Mortgagor; except that if the provisions of Subparagraph (b) of this paragraph, are applicable, such net proceeds shall be applied in accordance with such Paragraph. Mortgagor agrees to execute such further assignment of any compensation, awards, damages, claims, rights of action and proceeds as Mortgagee may reasonably require. Notwithstanding anything to the contrary contained in this Paragraph, if prior to the receipt by Mortgagee of such award or proceeds, the Property shall have been sold on foreclosure of this Mortgage, Mortgagee shall have the right to receive such award or proceeds to the extent of any unpaid secured indebtedness following such sale, with interest thereon at the same rate as provided in the Note, whether or not a deficiency judgment on this Mortgage or the Note shall have been sought or recovered, and to the extent of reasonable counsel fees, costs and disbursements incurred by Mortgagee in connection with the collection of such award or proceeds.

11.	Mortgagor and Mortgage Not Released.  From time to time,
without affecting the (a) obligation of Mortgagor or Mortgagor's successors or assigns to pay the sums secured by this Mortgage and to observe the covenants of Mortgagor contained herein or in the Note, and (b) lien or priority of lien hereof on the Property, Mortgagee may, at Mortgagee's option, without giving notice to or obtaining the consent of Mortgagor, Mortgagor's successors or assigns or of any junior lienholder, and without liability on Mortgagee's part, extend the time for payment of the indebtedness secured hereby or any part thereof, reduce the payments thereon, release anyone liable on any of such indebtedness, accept a renewal note or notes therefor, modify the terms and time of payment thereof, release from this Mortgage any part of the Property, take or release other or additional security, reconvey any part of the Property, consent to any map or plat of the Property, consent to the granting of any easement, join in any extension or subordination and agree in writing with Mortgagor to modify the rate of interest or period of payment of the Note or change the amount of the monthly installments payable thereunder. Mortgagor shall pay Mortgagee a reasonable service charge, together with such title insurance premiums and attorney's fees as may be incurred at Mortgagee's option, for any such action if taken at Mortgagor's request.
12.	Forbearance Not a Waiver.  Any forbearance by Mortgagee
in exercising any right or remedy hereunder, or otherwise afforded by applicable law, shall not be a waiver of or preclude the exercise of any right or remedy hereunder. The procurement of insurance by Mortgagee shall not be a waiver of Mortgagee's right to accelerate the maturity of the indebtedness hereby secured. Mortgagee's receipt of any awards, proceeds or damages under Paragraphs 5 and 10 hereof shall not operate to cure or waive Mortgagor's default in payment of sums secured by this Mortgage.
13.	Remedies Cumulative.  All remedies provided in this
Mortgage are distinct and cumulative to any other right or remedy under this Mortgage or afforded by law or equity, and may be exercised concurrently, independently, or successively.

14.	Acceleration in Case of Mortgagor's Insolvency.  If
Mortgagor shall voluntarily file a petition under the Federal Bankruptcy Code or under any state bankruptcy or insolvency act or an answer in any involuntary proceeding admitting insolvency or inability to pay debts, or if Mortgagor shall fail to obtain a vacation or stay of any such involuntary proceedings (within 60 days of the commencement thereof) brought for reorganization, dissolution or liquidation of Mortgagor, or if Mortgagor shall be adjudged a bankrupt, or if a trustee or receiver shall be appointed for Mortgagor or Mortgagor's property, or if Mortgagor shall make an assignment for the benefit of Mortgagor's creditors; then in any such event Mortgagee may, at Mortgagee's option, declare all of the sums secured by this Mortgage to be immediately due and payable without prior notice to Mortgagor, and Mortgagee may invoke any remedies permitted by of this Mortgage. If after any such proceedings, actions or assignments are brought or commenced, the same are completely terminated, dismissed or revoked by a final nonappealable order of a court of competent jurisdiction, Mortgagor shall be entitled to have this Mortgage and the Note reinstated; provided that, at the time that such termination, dismissal or revocation is effective, an entry in confirmation of the sale of the Property in the foreclosure proceedings commenced by Mortgagee has not been issued, Mortgagee shall have received from Mortgagor all fees and expenses to which it is entitled pursuant to this Mortgage and no other Event of Default has occurred and is continuing.

15.	Security Agreement.  This Mortgage shall be construed as
a "Security Agreement" within the meaning of and shall create a security interest under the Uniform Commercial Code as adopted by the State of Ohio with respect to any part of the Property which constitutes fixtures or personal property. Mortgagee shall have all the rights with respect to such fixtures and personal property afforded to it by such Uniform Commercial Code in addition to, but not in limitation of, the other rights afforded Mortgagee by this Mortgage or any other agreement.
If an Event of Default shall occur and be continuing, Mortgagee may, with respect to any personal property covered by this Mortgage, exercise any of the rights and remedies provided by the Uniform Commercial Code of the State of Ohio, including but not limited to the right to require Mortgagor to assemble such personal property and make it available to Mortgagee at a place to be designated by Mortgagee which is reasonably convenient to both parties, the right to take possession of such personal property with or without process of law and the right to sell and dispose of the same and distribute the proceeds according to law. The parties hereto agree that any requirement of reasonable notice shall be met if Mortgagee sends such notice to the Mortgagor at least five days prior to the date of sale, disposition or other event giving rise to the required notice, and that the proceeds of any disposition of any of such personal property may be applied by Mortgagee first to the reasonable expenses in connection therewith, including reasonable attorneys' fees and legal expenses incurred, and then to payment of the indebtedness secured hereby.

16.	Further Assurances:  After Acquired Property.  At any
time, and from time to time, upon request by Mortgagee, Mortgagor will make, execute and deliver or cause to be made, executed and delivered, to Mortgagee, and where appropriate, cause to be recorded and/or filed and from time to time thereafter to be re-recorded and/or refiled at such time and in such offices and places as shall be deemed desirable by Mortgagee, any and all such other and further mortgages, security agreements, financing statements, continuation statements, instruments of further assurances, certificates and other documents as may, in the opinion of Mortgagee, be necessary or desirable in order to effectuate, complete, perfect, or to continue and preserve (a) the obligations of Mortgagor under the Note and this Mortgage, and (b) the lien and security interest of this Mortgage upon all of the Property, whether now owned or hereafter acquired by Mortgagor, subject only to the Permitted Exceptions. Upon any failure by Mortgagor so to do, Mortgagee may make, execute, record, file, re-record and/or refile any and all such mortgages, security agreements, financing statements, continuation statements, instruments, certificates and documents for and in the name of Mortgagor, and Mortgagor hereby irrevocably appoints Mortgagee the agent and attorney-in-fact of Mortgagor so to do. The lien and security interest hereof will automatically attach, without further act, to all after acquired property attached to and/or used in the operation of the Property or any part thereof.

17.	Assignment of Rents.  As part of the consideration for
the indebtedness evidenced by the Note, Mortgagor hereby absolutely and unconditionally assigns and transfers to Mortgagee the rents and revenues of the Property, including those now due, past due, or to become due by virtue of any lease or other agreement for the occupancy or use of all or any part of the Property. Mortgagee hereby authorizes Mortgagor to collect the aforesaid rents and revenues and hereby directs each tenant of the property to pay such rents to Mortgagor, provided that no Event of Default (hereinafter defined) exists and that no such rent or revenue is paid more than one month in advance. Mortgagor agrees that any Tenant of the Property, upon being advised by Mortgagee that an Event of Default exists, shall thereafter pay such rents to Mortgagee or Mortgagee's agents on Mortgagee's written demand therefor without any liability on the part of said tenant to inquire further.
The Mortgagor further agrees to pay to any receiver appointed to collect the rents, issues and profits of the Property or any part thereof a fair and reasonable rent for the use and occupancy of the Property or of such part of them as may be in the possession of the Mortgagor; and on default in payment of such rental, to vacate and surrender possession of the premises, or that portion occupied by the Mortgagor, to the Mortgagee or the receiver appointed.

Mortgagor hereby covenants that Mortgagor has not executed
any prior assignment of such rents, that Mortgagor has not performed, and will not perform, any acts or has not executed, and will not execute, any instruments which would prevent Mortgagee from exercising its rights under this Paragraph and that at the time of execution of this Mortgage there has been no anticipation or prepayment of any of the rents of the Property for more than one month prior to the due dates of such rents. Mortgagor further covenants that Mortgagor will not hereafter collect or accept payment of any rents of the Property.
Upon discharge of this Mortgage, this assignment of rents of the property shall terminate.
18.	Notice.  Any notice to Mortgagor provided for in this
Mortgage shall be deemed to be delivered or given three (3) business days after mailed by certified mail, return receipt requested, postage prepaid, addressed to Mortgagor at the following address:
Shopsmith, Inc.
c/o John A. Folkreth, Sr., President
6530 Poe Avenue
Dayton, Ohio 45414

with a copy to

Joan Roddy, Esq.
Thompson, Hine & Flory
P. O. Box 8801
Dayton, Ohio 45401

Any notice to Mortgagee provided for in this Mortgage shall be deemed to be delivered or given three (3) business days after mailed by certified mail, return receipt requested, postage prepaid, addressed to Mortgagee at the following address:
Mid-States Development Company
4000 Miller-Valentine Court
Dayton, Ohio 45439

Attention: Vern Oakley


with a copy to:

Edward H. Siddens
Bieser, Greer & Landis
400 National City Center
6 North Main Street
Dayton, Ohio 45402

19.	Successor and Assigns.  The covenants and agreements
herein contained shall bind, and the rights hereunder shall inure to, the respective successors and assigns of Mortgagee and Mortgagor.
20.	Captions.  The captions and headings of the paragraphs
of this Mortgage are for convenience only and are not to be used to interpret or define the provisions hereof.

21.	Governing Law:  Severability.  This Mortgage shall be
governed by the law of Ohio. In the event that any provision or clause of this Mortgage or the Note conflicts with applicable law, such conflict shall not affect other provisions of this Mortgage or the Note which can be given effect without the conflicting provision, and to this end the provisions of the Mortgage and the Note are declared to be severable. In the event that any ap-plicable law limiting the amount of interest or other charges permitted to be collected from Mortgagor is interpreted so that any charge provided for in this Mortgage or in the Note, whether considered separately or together with other charges that are considered a part of this Mortgage and the Note transaction, violates such law, and Mortgagor is entitled to the benefit of such law, such charge is hereby reduced to the extent necessary to eliminate such violation. Any payments, in excess of the allowable amount previously paid pursuant to such charges shall be applied by Mortgagee to reduce the principal of the indebtedness evidenced by the Note or refunded to Mortgagor as Mortgagee may elect.
22.	Events of Default.  the occurrence of any one or more of
the following events shall constitute an "Event of Default":
(a)	Failure to make any payment of (i)
interest and principal within fifteen (15)
days after the same is due pursuant to the
provisions of the Note, or (ii) the entire
principal due under the Note on or before the
scheduled maturity date as defined in the
Note.
(b)	If Borrower violates or does not
comply with any of the provisions of Paragraph
25.
(c)	If any representation or warranty of
Mortgagor made herein, or in any certificate, report, financial statement or other instrument or document furnished to Mortgagee shall have been false or misleading in any material respect when made.

(d)	Except for the specific defaults set
forth in this Paragraph 22, any other default
hereunder by Mortgagor, which default is not
cured within thirty (30) days after written
notice from Mortgagee to Mortgagor specifying
such default, provided that if such default
cannot reasonably be cured within such thirty
(30) day period and Mortgagor shall have
commenced to cure such default within such
thirty (30) day period and thereafter
diligently and expeditiously proceeds to cure
the same, such thirty (30) day period shall be
extended for so long as required in the
exercise of due diligence to cure such
default.
(e)	Mortgagor shall make an assignment
for the benefit of creditors or if Mortgagor shall generally not be paying its debts as they become due; or

(f)	If Mortgagor shall commence any case, proceeding or other action
(A) under any existing or future law of any jurisdiction, domestic or foreign, relating to bankruptcy, insolvency, reorganization, conservatorship or relief of debtors seeking to have an order for relief entered with respect to it, or seeking to adjudicate it a bankrupt or insolvent, or seeking reorganization, arrangement, adjustment, winding up, liquidation, dissolution, composition or other relief with respect to it or its debts, or (B) seeking appointment of a receiver, trustee, custodian, conservator or other similar official for it or for all or any substantial part of its assets, or the Mortgagor shall make a general assignment for the benefit of its creditors; or there shall be commenced against Mortgagor any case, proceeding or other action of a nature referred to above which results in the entry of an order for relief or any such adjudication or appointment or remains undismissed, undischarged or unbonded for a period of ninety (90) days; or there shall be commenced against the Mortgagor any case, proceeding or other action seeking issuance of a warrant of attachment, execution, distraint or similar process against all or any substantial part of its assets which results in the entry of any order for any such relief which shall not have been vacated, discharged, stayed or bonded pending appeal within ninety
(90) days from the entry thereof; or the Mortgagor shall take any action in furtherance of, or indicating its consent to, approval of, or acquiescence in any of the acts set forth in this subparagraph (F).

23.	Remedies:
Immediately upon the occurrence of any of the events of
default referred to above in Paragraph 22, Mortgagee shall have the option, in addition to and not in lieu of or substitution for, all other rights and remedies provided by law, to do any or all of the following:
(a)	Declare the entire balance of the indebtedness
hereby secured immediately due and payable, and if the same is not paid on demand, at Mortgagee's option, to bring suit therefor; to demand payment of and if the same is not paid on demand, to bring suit for any delinquent installment payment under the Note or otherwise; to take any and all steps and institute any and all other proceedings that the Mortgagee deems necessary to enforce the indebtedness and obligations secured hereunder and to protect the lien of this Mortgage.

(b)	In the event of a default because of the
existence of any lien that is or in the reasonable
judgment of Mortgagee may be superior to this lien,
Mortgagee shall have the right (without being obligated
to do so or to continue to do so), without notice to
Mortgagor, to advance on and for the account of
Mortgagor such sums as Mortgagee, in its sole
discretion, deems necessary to cure such defaults or to
induce the holder of any such purported senior lien to
forebear from exercising its rights thereunder.  The
repayment of all such advances, with interest thereon at
the rate set forth in the Note secured hereby from the
date of each such advance, shall be secured hereby and
shall be immediately due and payable without demand.
(c)	Immediately commence foreclosure proceedings
against the Property or any part thereof.
24.	Right to Receiver.

In any suit to foreclose this mortgage Mortgagee shall be entitled to the appointment of a receiver of the rents, leases and profits of the Property as a matter of right and without notice, with power to manage and operate the Property, to collect the rents, issues and profits of the Property due and to become due during the pendency of such foreclosure to and including the date of confirmation of the sale under such foreclosure and during the redemption period, if any, after such confirmation, such rents and profits having been expressly assigned and pledged as additional security for the payment of the indebtedness secured by this Mortgage without regard to the value of the Property or the solvency of Mortgagor and regardless of whether there is an adequate remedy at law. Mortgagor waives any and all defenses to the application for a receiver and hereby specifically consents to such appointment without notice, but nothing herein contained is to be construed to deprive the holder of the mortgage of any other right, remedy, or privilege it may now have under the law to have a receiver appointed. The provision for the appointment of a receiver and the assignment of such rents, issues and profits is made an express condition upon which the loan hereby secured is made.

25.	No Other Financing or Liens:
No Sales/Encumbrances:
Mortgagor agrees that Mortgagor shall not, without the prior written consent of the Mortgagee, sell, convey, mortgage, encumber, pledge, assign or otherwise transfer the Property or any part thereof, except for leases not to exceed three (3) years in duration which do not contain an option to purchase the Property or any part thereof and are entered into in the normal course of Mortgagor's business operation containing commercially reasonable terms and conditions and rents.
26.	Mortgagee Actions to be Reasonable:    Notwithstanding
any other term herein to the contrary, whenever Mortgagee's consent or approval is required, the same shall not be unreasonably withheld or delayed. All actions taken by Mortgagee pursuant hereto shall be commercially reasonable.

27.	Environmental: Mortgagor agrees to comply with any and
all Federal, State or Local legislation, rules and regulations relating to environmental protection including, but not limited to, the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") as amended by the Superfund Amendments and Reauthorization Act of 1986 ("SARA"), and any such other legislation, rules and regulations as are in, or may come into, effect and apply to the Property or in connection with the use of the Property. Mortgagor shall indemnify and hold Mortgagee harmless against any and all claims, costs or expenses relating to a breach of the foregoing agreement.

Witness the execution hereof this __________ day of
_______________________,  1998.
Signed and Acknowledged
in the Presence of:
SHOPSMITH, INC.
____________________________		By-
_____________________________

____________________________
(Printed Name)

_____________________________
	Its____________________________

_____________________________
(Printed Name)

STATE OF OHIO				)
) SS:
COUNTY OF MONTGOMERY		)

The foregoing instrument was acknowledged before me this _________________ day of December, 1998, by
________________________________________,
________________________________________________, of Shopsmith,
Inc., an Ohio corporation, on behalf of the corporation.


______________________________
Notary Public
This instrument prepared by:
Edward H. Siddens, Attorney at Law
400 National City Center, 6 North Main Street
Dayton, Ohio 45402

	EXHIBIT A

	(Property Description)

Situate in the City of Vandalia, County of Montgomery, State of Ohio and being lot numbered Seven A (7A), 70/75 Corporate
Center, as replatted in Plat Book _______, page __________ of the plat records of Montgomery County, Ohio.

	EXHIBIT B

	PERMITTED EXCEPTIONS

The following as to any particular time are "Permitted
Exceptions" as that term is used in this Mortgage:

1.	Liens for real estate taxes and assessments not
then delinquent.

2.	Utility, access and other easements and rights of
way, leases, restrictions and exceptions that appear in and which have not been deleted from the Commitment for Title
Insurance issued by Chicago Title Insurance Company, being commitment order number 97-029/D-76269MO, as the same has been updated to the date hereof.

3.	All matters listed in the deed by which Mortgagor
acquired title to the Property and which are listed therein as being exceptions to the warranty of title given by Grantor in such deed.