Form 10-K405
period 1999-04-03
SHOPSMITH INC
filed 1999-07-01
CIK 89925

                            SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C.  2054
                                       FORM 10-K

                 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                        For the fiscal year ended April 3, 1999

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

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 28, 1999 was $2,118,054.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of May 28, 1999. Common Shares, without par value: 2,605,233 shares.

              DOCUMENTS INCORPORATED BY REFERENCE

Shopsmith, Inc. Annual Report to Shareholders for the year ended
April 3, 1999 -- Only such portions of the Annual Report as are specifically incorporated by reference under Part I and II of this Report shall be deemed filed as part of this Report.

Shopsmith, Inc. Proxy Statement for its Annual Meeting of Shareholders to be held July 28, 1999 -- Definitive copies of the Proxy Statement will be filed with the Commission within 120 days after the end of the Company's fiscal year. Only such portions of the Proxy Statement as are specifically incorporated by reference under Parts II and III of this Report shall be deemed filed as part of this Report.

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

The line is built around the Shopsmith MARK V, a multi-purpose tool, and includes separate function special purpose tools that may be mounted on the MARK V or used independently. The Company distributes these tools directly to consumers through demonstration programs (at which sales representatives solicit orders), telephone sales solicitation and mail order. During the fiscal year ended April 3, 1999, Shopsmith branded products accounted for substantially all of the net sales of the Company. The Company manufactures the majority of products sold (as measured by sales dollar volume).

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

Other products include MARK V accessories such as a lathe duplicator, which allows a woodworker to duplicate original turnings and a dust collector that, when used with the appropriate fixtures for the MARK V 510 and other Shopsmith products, provides for virtually dust- free woodworking.

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

Raw Materials and Components
The principal components and materials used by the Company in the production of its products include aluminum die-castings, iron sand castings, metal stampings, screw machine products, plastics and electric motors. The Company relies on sole sources of supply for some of its components and materials. To reduce costs, the Company uses foreign producers as sources for some parts and products.

Competition
The power woodworking equipment business is highly competitive and the MARK V and the Company's other products must compete against the single purpose tools sold by Delta, Power Matic, Black and Decker, Sears and other domestic and foreign corporations.

The Company considers quality, customer service, method of marketing, price and value to be the principal bases of competition in the power woodworking equipment industry.

Research and Development
From time to time, the Company engages in limited research and development programs to develop new products, and to improve existing products and current operating methods. Research and development costs were not material in 1999, 1998 and 1997.

Employees
The total number of persons employed by the Company (both full and part time) as of June 1, 1999 was 133. The Company considers its employee relations to be satisfactory, and to date the Company has not experienced a work stoppage due to a labor dispute. The Company has no collective bar-gaining contracts.

Environmental Compliance
The Company believes that it materially complies with all statutory and administrative requirements related to the environment and pollution control. For a discussion of certain environmental related contingencies to which the Company is subject, reference is made to Note 11 to the Consolidated Fi-nancial which are incorporated into this Report pursuant to Item 8 below.

ITEM 2.  Properties

Information concerning the facilities of the Company is set forth below.
Location                     Use                       Approximate
                                                       Square feet
Dayton, Ohio          Manufacturing, Headquarters,
                      Distribution and Retail Store      115,000


Hilliard, Ohio              Retail Store                   7,000


The buildings and the Company's machinery and equipment are well maintained. The Company's production facility currently operates one shift per day. The Company purchased its manufacturing and headquarters building from its former landlord in December 1998. The Hilliard, Ohio retail facilities are leased until February 2004 with four-three year renewal options available thereafter. The facilities were leased for the purpose of operating, on a test basis, a pilot franchise store. The store was closed in March 1999, and the Company is seeking subtenants for the premises.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders
    None.

                     EXECUTIVE OFFICERS OF THE COMPANY
Officers are elected annually by the Board of Directors. The executive officers of the Company are as follows:
Name                       Age    Position
John R. Folkerth           66 Chairman of the Board, President and Chief
                              Executive Officer
William C. Becker          50 Vice President of Finance, Treasurer and Chief
                              Financial Officer
Robert L. Folkerth         42 Vice President, Sales and Marketing,
                              and Director

John R. Folkerth is the founder of the Company and has been a director and the Chief Executive Officer of the Company since 1972.

William C. Becker has been Vice President of Finance and Chief Financial Officer since October 1982.

Robert L. Folkerth was named Vice President, Sales and Marketing, in April 1996. Before accepting that position with the Company, Mr. Folkerth was Vice President of Finance of Digitron, a manufacturer of automotive components, from 1991 until 1996. He has been a director of the Company since 1994.

                                   PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

The market and shareholder information required by Item 5 is set forth under the heading "Shareholders' Information" (p.22 in the Company's Annual Report to Shareholders for the year ended April 3, 1999 which report is included as
Exhibit 13.1 to this Report). Such information is incorporated herein by reference.

There are certain debt covenant requirements described in Note 3 of the Company's Annual Report for the year ended April 3, 1999. The Company paid no dividends in the fiscal years ended April 3, 1999 and April 4, 1998.

In June 1998, the Company issued stock options covering 25,000 common shares to a key management employee. The options were issued under the Company's 1997 Stock Option Plan at an exercise price of $2.08 per share.

Shares issuable under the Company's 1997 Stock Option Plan have not been registered under the Securities Act of 1933. The grant of the foregoing options was exempt from the registration provisions of the Securities Act of 1933 (i) as a transaction not involving a sale of securities, since no invest-ment decision was required on the part of the option recipients, and/or
(ii) under Section 4(2) of such Act as a transaction not involving a public offering. It is anticipated that the Common Shares subject to the options will be registered under the Securities Act of 1933 prior to exercise of the options.

ITEM 6.  Selected Financial Data
The information required by Item 6 is set forth under the heading"Selected Financial Data" (p.21) in the Company's Annual Report to Shareholders for the year ended April 3, 1999 and is incorporated herein by reference.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by Item 7 is set forth under the heading
"Management's Discussion and Analysis" (p.19) of the Company's Annual Report to Shareholders for the year ended April 3, 1999 and is incorporated herein by reference.

ITEM 7A. Quantitative and Qualitative Disclosure About Market Risk
Not Applicable.

ITEM 8.  Financial Statements and Supplementary Data
The information required by Item 8 is set forth at pages 3 through 10 and under the heading "Selected Financial Data" p.21 of the Company's Annual Report to Shareholders for the year ended April 3, 1999 and is incorporated herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

                                 PART III

ITEM 10.  Directors and Executive Officers of the Registrant
The information required by Item 10 is incorporated herein by reference from the Company's Proxy Statement for its Annual Meeting of Shareholders to be held July 28, 1999, except for certain information concerning the executive officers of the Company which is set forth in Part I of this Report.

ITEM 11.  Executive Compensation
The information required by Item 11 is incorporated herein by reference from the Company's Proxy Statement for its Annual Meeting of Shareholders to be held July 28, 1999.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management
The information required by Item 12 is incorporated herein by reference from the Company's Proxy Statement for its Annual Meeting of Shareholders to be held July 28, 1999.

ITEM 13.  Certain Relationships and Related Transactions
The information required by item 13 is incorporated herein by reference from the Company's Proxy Statement for its Annual Meeting of Shareholders to be held July 28, 1999.

                               PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a)  1.  Financial Statements
The following consolidated financial statements of Shopsmith, Inc.
and its subsidiaries are incorporated by reference as part of this Report at Item 8 hereof.

         Report of Independent Auditors.
         Consolidated Balance Sheets as of April 3, 1999 and April 4, 1998. Consolidated Statements of Operations for the years ended
          April 3, 1999, April 4, 1998 and April 5, 1997.
         Consolidated Statements of Changes in Shareholders' Equity
          for the years ended April 3, 1999, April 4, 1998 and April 5,1997. Consolidated Statements of Cash Flows for the
          years ended April 3, 1999, April 4, 1998 and April 5, 1997.
         Notes to Consolidated Financial Statements.

2.  Financial Statement Schedules
The following Financial Statement Schedules for the years ended
 April 3, 1999, April 4,1998 and April 5, 1997 are included in this report.
        Report of Independent Auditors
        Schedule II- Valuation and Qualifying Accounts

Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

Individual financial statements of the registrant have been omitted since the registrant is primarily an operating company and all consolidated subsidiaries are wholly owned.

3.  Exhibits
The Exhibits that are filed with this Report are listed in the Exhibit Index. All management contracts or compensatory plans or arrangements are indicated on the Exhibit Index.

(b)  Reports on Form 8-K
During the quarter ended April 3, 1999, the Company did not file reports on Form 8-K.

                                 SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. SHOPSMITH, INC.

By/s/ John R. Folkerth
John R. Folkerth
Chairman of the Board
and Chief Executive Officer
June 8, 1999____________
Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ John R. Folkerth                          /s/ Edward A. Nicholson
John R. Folkerth                              Edward A. Nicholson
Chairman of the Board,                        Director
Chief Executive Officer and                   June 8, 1999___________________
Director (Principal Executive                 Date
Officer)
June 8, 1999________________
Date                                          /s/ John L. Schaefer
                                              John L. Schaefer
                                              Director
/s/ Robert L. Folkerth                        June 8, 1999___________________
Robert L. Folkerth                            Date
Vice President, Sales and Marketing,
Director
June 8, 1999________________                  /s/ Brady L. Skinner
Date                                          Brady L. Skinner
                                              Director
                                              June 8, 1999___________________
/s/ William C. Becker                         Date
William C. Becker
Vice President of Finance
(Principal Financial and
Accounting Officer)
June 8, 1999________________
Date

/s/ J. Michael Herr
J. Michael Herr
Director
June 8, 1999________________
Date

REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
Shopsmith, Inc.
Dayton, Ohio



We have audited the financial statements of Shopsmith, Inc. and Subsidiaries as of April 3, 1999 and April 4, 1998 and for the years ended April 3, 1999, April 4, 1998 and April 5, 1997, and have issued our report thereon dated June 2, 1999. The financial statements and report are included in your 1999 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Shopsmith, Inc. and Subsidiaries listed on Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit.

In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                        /s/ Crowe, Chizek and Company LLP
                                            Crowe, Chizek and Company LLP



Columbus, Ohio
June 3, 1999


SHOPSMITH INC. AND SUBSIDIARIES                                 SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED April 3, 1999, April 4, 1998 AND April 5, 1997
COLUMN A                    COLUMN B    COLUMN C    COLUMN D    COLUMN E

                            BALANCE     CHARGED                 BALANCE
                              AT        TO COST    DEDUCTIONS     AT
                          BEGINNING       AND        FROM         END
 DESCRIPTION               OF YEAR     EXPENSES     RESERVE     OF YEAR
Reserves deducted
 from assets to which
 they apply:
YEAR ENDED
April 3, 1999
  Allowance for
 doubtful account
  receivable            $  317,408  $    134,519  $    1,250  $    450,677

YEAR ENDED
April 4, 1998
  Allowance for
  doubtful accounts
  receivable           $   342,617  $    99,528  $   124,737  $    317,408

YEAR ENDED
April 5, 1997
  Allowance for
  doubtful accounts
  receivable           $   235,007  $   135,122  $    27,512  $    342,617


                                SHOPSMITH, INC.
                              INDEX TO EXHIBITS

Exhibit No. and Document

    (3) Articles of Incorporation and By-laws
3.1 Amended Articles of Incorporation of Shopsmith, Inc., filed as
 Exhibit 4.1 to the Company's Registration Statement on Form S-8
 (Reg. No.  33-26463).                                       *
3.2 Amended Code of Regulations of Shopsmith, Inc., filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8
 (Reg. No. 33-26463).                                        *
 (4) Instruments Defining the Rights of Security Holders, Including
 Indentures
 4.1 Loan and Security Agreement, dated as of September 1, 1989 among Shopsmith, Inc., Shopsmith Woodworking Promotions, Inc., Shopsmith
 Canada Inc., and Huntington National Bank, including the form of the Revolving Note issued in connection therewith. Filed as Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended
 March 31, 1990.                   *
 4.2  First Amendment to Loan and Security Agreement, dated
 July 11, 1990 among Shopsmith, Inc., Shopsmith Woodworking Promotions, Inc., Shopsmith Canada, Inc., Shopsmith Woodworking Centers Ltd. Co., and Huntington National Bank, including the form of the Revolving Note issued in connection therewith. Filed as Exhibit 4.2 to the
 Company's Annual Report on Form 10-K for the
 year ended March 31, 1991.        *
4.3 Second Amendment to Loan and Security Agreement, dated April 23, 1991 among Shopsmith, Inc., Shopsmith Woodworking Promotions, Inc.,
 Shopsmith Canada Inc., Shopsmith Woodworking Centers Ltd. Co. and Huntington National Bank, including the form of the Revolving Note issued in connection therewith. Filed as Exhibit 4.3 to the Company's
 Annual Report on Form 10-K for the year ended
 March 31, 1991.   *
4.4 Third Amendment to Loan and Security Agreement, dated June 21, 1993 among Shopsmith, Inc., Shopsmith Woodworking Promotions, Inc., Shopsmith Canada Inc., Shopsmith Woodworking Centers Ltd. Co., and Huntington National Bank, including the form of the Revolving Note issued in connection therewith. Filed as exhibit 4.4 to the Company's Annual Report
 on Form 10-K for the year ended April 3, 1993.    *
 4.5 Note Modification Agreement, dated as of June 21, 1993 among Shopsmith, Inc., Shopsmith Woodworking Promotions, Inc., Shopsmith
 Canada Inc., Shopsmith Woodworking Centers Ltd. Co. and the Huntington National Bank. Filed as exhibit 4.5 to the Company's Annual Report on
 Form 10- K for the year ended April 3, 1993.   *
4.6 Fourth Amendment to Loan and Security Agreement dated October 5, 1993 among Shopsmith, Inc., Shopsmith Woodworking Promotions, Inc., Shopsmith Canada Inc., Shopsmith Woodworking Centers Ltd. Co., and Huntington National Bank. Filed as Exhibit 4.6 to the Company's Current Report
 on Form 8-K dated November 1,1993.                *
 4.7 Letter agreement dated April 26, 1994 between Huntington National Bank and Shopsmith, Inc., Shopsmith Woodworking Promotions, Inc., Shopsmith Canada Inc., and Shopsmith Woodworking Centers Ltd. Co.
 Filed as exhibit 4.9 to the Company's Annual Report on Form 10-K for
 the year ended April 2, 1994.      *
4.8 Fifth Amendment to Loan and Security Agreement dated June 30, 1995 between Huntington National Bank and Shopsmith, Inc. Filed as exhibit
 4.12 to the Company's quarterly report on Form 10-Q for the quarter ended
 July 1, 1995.           *
 4.9 Sixth Amendment to Loan and Security Agreement dated July 1, 1996 between Huntington National Bank and Shopsmith, Inc. Filed as exhibit
 4.12 to the Company's quarterly report on Form 10-Q for the quarter
 ended September 28, 1996.        *
4.10 Promissory note and mortgage dated December 31, 1998 between Mid-States Development Company and the Company related to the purchase of the 6530 Poe Avenue, Dayton, Ohio property.  Filed as exhibit 4.10 to the Company's quarterly report on Form 10-Q for the quarter ended
 January 2, 1999.           *
     (10) Material Contracts
      Management Contracts and Compensatory Plans or Arrangements
10.1 Plan for Providing Tax Return Preparation for Chief Executive Officer, as adopted by the Company's Board of Directors on February
 14, 1985.  Filed as exhibit 10.3 to the Company's Annual Report
 on Form 10-K for the year ended April 3, 1993.       *
10.2  1984 Stock Option Plan, as amended on February 9, 1987 and
 June 11, 1992.  Filed as exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended April 5, 1997. *
10.3 Shopsmith, Inc. 1988 Director Option Plan, effective September 1, 1988, as amended on July 29, 1989, June 11, 1992 and July 31, 1996.
 Filed as exhibit 10.3 to the Company's Annual Report on Form 10-K for the
 year ended April 5, 1997.     *
10.4 Disability Plan for Executive Officers, as adopted by the Company's Board of Directors on November 5, 1991. Filed as Exhibit 10.13 to
 the Company's Annual Report on Form 10-K for the year ended
 March 31, 1992.       *
10.5 Nonstatutory Stock Option granted by the Company on June 21, 1993 to John R. Folkerth for the purchase, for a period of 10 years from the date of grant of 20,000 Common Shares of the Company at a purchase price of $3.00 per share. Filed as Exhibit 10.7.1 to the Company's
 Annual Report on Form 10-K for the year ended April 2, 1994.  *
10.6 Incentive compensation plan in effect for the fiscal year ended
 April 1, 1995 (A substantially identical plan was adopted for the fiscal years to end March 30, 1996, April 5, 1997, April 4, 1998, April 3,
 1999 and April 1,2000.).  Filed as Exhibit 10.7.2 to the Company's
 Annual Report on Form 10-K for the year ended April 1, 1995.    *
10.7 1995 Stock Option Plan.  Filed as exhibit 4.3 to the Company's
 Registration Statement on Form S-8 (Reg. No. 33-64663).    *
10.8  Amendment to Shopsmith Inc. 1984 Stock Option Plan dated
 November 5, 1996. Filed as exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended April5, 1997. *
10.9  Amendment to Shopsmith, Inc. 1995 Stock Option Plan dated November
 5, 1996. Filed as exhibit 10.9 to the Company's Annual Report on Form 10-K
 for the year ended April 5, 1997.	 *

         Other Material Contracts
10.10  1997 Stock Option Plan.  Filed as exhibit 10.10 to the Company's
 Annual Report on Form 10-K for the year ended April 4, 1998.   *
10.12  Shopsmith Inc. Savings Plan, effective April 1, 1997.  Filed as exhibit 10.10 to the Company's annual report on Form 10-K for the year
 ended April 5, 1997.   *
10.13 Purchase agreement, dated September 30, 1998 between Angeles Partners XIV and the Company related to 6530 Poe Avenue, Dayton, Ohio property. Filed as an exhibit to the Company's quarterly
 report on Form 10-Q for the quarter ended October 3, 1999.    *
(13) Annual Report to Security Holders
13.1 Shopsmith, Inc. Annual Report to Shareholders For the year ended April 3, 1999. Only such portions of the Annual Report as are specifically incorporated by reference under Parts I, II, and IV of this
 Report shall be deemed filed as part of this Report.      **
(21) Subsidiaries of the Registrant
      21.1 Subsidiaries of the Registrant.    **
(23) Consents of Experts and Counsel
     23.1 Consent of Crowe, Chizek and Company L.L.P.
           Independent Public Accountants to incorporation
           by reference. **
(27) Financial Data Schedule
    27.1 Financial Data Schedule    **
 (99) Additional Exhibits
    99.1 Shopsmith, Inc. Employee Stock Purchase Plan.
      Filed as Exhibit 99.1 to the Company's Current Report on Form 8-K
      dated August 26, 1993.       *
______________________

    *  Previously filed
    ** Filed herewith

                                                        EXHIBIT 13.1


                           Shopsmith, Inc.
                  Annual Report to Shareholders
                       For the Year Ended
                         April 3, 1999

                  SHOPSMITH INC. AND SUBSIDIARIES

Financial Highlights:
                                           Fiscal Years Ended
                                April 3,       April 4,          April 5,
                                 1999           1998              1997
Results of Operations:
 Net sales                    $ 17,575,601  $   18,798,771  $   18,469,161
Income before income taxes        (761,069)      1,552,239       1,802,558
Income tax (expense) benefit        48,000         120,000               -
   Net income                     (713,069)      1,672,239       1,802,558

Per Common Share:
Shareholders' equity         $        1.69  $         1.97  $         1.36
Dividends                              -               -               -
Diluted net income per share $       (0.27) $          .61  $         0.66


Financial position:
   Working capital           $    3,150,297 $    4,037,133   $   2,507,407
   Total assets                  10,024,632      8,076,565       6,548,821
   Shareholders' equity           4,392,765      5,168,427       3,620,746
   Current ratio                       2.12           2.39            1.86
   Total debt to equity ratio          1.28           0.56            0.81
   Common shares outstanding      2,605,233      2,624,375       2,663,675

                     Contents
Letter to Shareholders                                 3
Reporting Responsibility                               4
Report of Independent Auditors                         5
Consolidated Financial Statements                      6
Notes to Consolidated Financial Statements            11
Management's Discussion and Analysis                  19
Selected Financial Data                               21
Shareholders' Information                             22
Directors and Officers                                23

                            Corporate Profile

Headquartered in Dayton, Ohio, Shopsmith, Inc. is recognized as a leader in the production and marketing of quality woodworking tools. The Company distributes these tools and other woodworking products directly to consumers through demonstration, mail selling and Internet channels. The name "Shopsmith" is a registered trademark that the Company applies to the majority of the products it produces. The Company's common shares are traded in the over-the-counter market.

To our Shareholders:
This year has been a disappointing one at Shopsmith. Our Company experienced a net loss in 1999 of $713,000 or $.27 per diluted share following last year's net earnings of $1,672,000 at $.61 per diluted share. Sales fell off last year's higher levels by 6% overall but with an 18% drop experienced in our demonstration and catalog /mail channels.

Gross margins declined because of the reduced volume and were also impacted by market and capacity related adjustments. Additionally, loss provisions were made to reflect our decision to discontinue unprofitable aspects of our business. These include the pilot franchise store and participation in wood-working shows. Demonstration sales efforts of our Crafter's Station product have been suspended though we intend to sell the product through other channels.

Selling expenses rose substantially in 1999 by $1,347,000 or 20% as we have increased staffing levels aimed at improving efficiencies of operations and learning more about the customers we serve. We also expanded promotional efforts in an attempt to stem the sales decline. Additional costs were in-curred to support new business ventures, including those that have been discontinued or suspended.

The year has not been without its successes as the Shopsmith Internet Catalog has performed above expectations. This site (URL www.shopsmith.com) provides Shopsmith owners and prospects with information and demonstration event schedules in addition to the on-line catalog of Shopsmith products. While sales are not material to date, we are seeking ways to exploit this selling opportunity by refining the functioning of the site, adding information resources, encouraging more visits and expanding order size.

We introduced an improved rip fence during the year. This fence was developed in collaboration with some of our enthusiastic customers and seeks to enhance the versatility and functioning of our core Mark V product. A new Mark V model, the 520, was created as a result of this introduction.

We have purchased our current headquarters building at 6530 Poe Avenue in Dayton, Ohio from our former landlord. This acquisition is expected to generate annual savings and locks in significant future occupancy costs at current levels. While the debt assumed to finance the building increases the Company's reported financial leverage, the actual cash outflow expended by the Company to house its operations is about the same after the purchase as it was before. Over time, however, the cash outflow to service the related debt is expected to remain relatively constant while, given inflationary pressures, cash outflows under the leasing alternative would likely have been ever-increasing.

Our focus in our new fiscal year is to restore our core demonstration sales and accessory businesses. We have a strong product line and the skills to make it successful.

As a concluding note, I'd like to express appreciation to Richard Snell and Jack Schaefer for their years of dedicated and valuable service as members of our Board of Directors. Richard stepped down from the Board in January after serving as a director for almost 25 years. Jack, who was elected to the Board in 1983, has decided not to stand for re-election at the upcoming Annual Meeting of Shareholders. We commend and thank Richard and Jack for being consistent sources of sound judgment and insightful guidance during their tenure as directors.

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

The Audit Committee, comprised of outside directors, meets regularly with management and at least annually with the independent public accountants to review financial reporting, internal accounting controls, and audit results.

William C. Becker,
Vice President of Finance
Chief Financial Officer

John R. Folkerth,
Chairman of the Board
Chief Executive Officer

REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Shopsmith, Inc.
Dayton, Ohio

We have audited the accompanying consolidated balance sheets of Shopsmith, Inc. and Subsidiaries as of April 3, 1999 and April 4, 1998 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years ended April 3, 1999, April 4, 1998 and April 5, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shopsmith, Inc. and Subsidiaries as of April 3, 1999 and
April 4, 1998 and the consolidated results of its operations and its cash flows for the years ended April 3, 1999, April 4, 1998 and April 5, 1997, in conformity with generally accepted accounting principles.
                                          /s/ Crowe, Chizek and Company LLP
                                              Crowe, Chizek and Company LLP
Columbus, Ohio
June 2, 1999

                       SHOPSMITH INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    Fiscal Years Ended
                                     April 3,      April 4,        April 5,
                                      1999          1998            1997
Net sales                        $  17,575,601  $  18,798,771  $  18,469,161
Cost of products sold                8,399,868      8,394,401      8,395,103
Gross margin                         9,175,733     10,404,370     10,074,058

Selling expenses                     7,962,068      6,615,118      5,729,345
Administrative expenses              2,031,973      2,452,926      2,671,917
  Total operating expenses           9,994,041      9,068,044      8,401,262

Income (loss) from operations         (818,308)     1,336,326      1,672,796

Interest income                        102,991        125,722         72,676

Interest expense                       (68,367)          (150)          (614)

Other income, net                       22,615         90,341         57,700

Income (loss) before income taxes     (761,069)     1,552,239      1,802,558

Income tax benefit (Note 7)             48,000        120,000              -

Net income (loss)                  $  (713,069)  $  1,672,239   $  1,802,558

Net income (loss) per common share (Note 9 ):

 Basic                             $     (0.27)  $       0.63   $       0.68
 Diluted                           $     (0.27)  $       0.61   $       0.66

        See notes to consolidated financial statements.

                       SHOPSMITH INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                                  April 3,       April 4,
                                                   1999           1998
ASSETS (Notes 1 and 3)
Current Assets:
 Cash (Note 2)                                 $  1,005,371   $  316,669
 Restricted cash (Note 2)                           101,249      264,880
 Short-term investments (Note 2)                    989,122    2,851,355
 Accounts receivable:
  Trade, less allowance for doubtful accounts:
    $450,677 in 1999 and $317,408 in 1998           758,548      518,417
 Inventories (Note 2):
    Finished products                             1,268,357      732,735
    Raw materials and work in process             1,142,551    1,569,055
           Total inventories                      2,410,908    2,301,790
 Deferred income taxes (Note 7)                     475,000      382,000
 Prepaid expenses                                   225,157      310,160
           Total current assets                   5,965,355    6,945,271

Properties (Notes 2 and 10):
 Land, building and improvements                  3,151,407      190,835
 Machinery, equipment and tooling                 6,505,258    7,006,954
            Total cost                            9,656,665    7,197,789
 Less accumulated depreciation and
  amortization                                    6,200,696    6,711,089
             Net properties                       3,455,969      486,700

Deferred income taxes (Note 7)                      584,000      629,000

Other assets                                         19,308       15,594

Total assets                                  $  10,024,632  $ 8,076,565
                                  Continued

                       SHOPSMITH INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS
                                                  April 3,       April 4,
                                                   1999           1998
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Accounts payable                              $   1,342,957  $   1,279,547
 Current portion of long-term debt and
    capital lease obligation (Note 10)                81,219              -
 Customer advances                                    25,788         39,854
 Accrued liabilities:
  Compensation, employee benefits and
   payroll taxes                                     377,453        657,154
  Sales taxes payable                                187,020        131,071
  Accrued recourse liability                         333,265        275,841
  Accrued expenses                                   309,000        389,328
  Other                                              158,356        135,343
           Total current liabilities               2,815,058      2,908,138

Long-term debt and capital lease obligation
 (Note 10)                                         2,816,809              -
           Total liabilities                       5,631,867      2,908,138

Contingencies (Note 11)

Shareholders' Equity (Notes 6 and 8):

 Preferred shares- without par value;
  authorized 500,000; none issued
Common shares- without par value;
 authorized 5,000,000; issued and
 outstanding 2,605,233 in 1999 and
 2,624,375 in 1998                                2,806,482       2,869,075
Retained earnings                                 1,586,283       2,299,352
             Total shareholders' equity           4,392,765       5,168,427

Total Liabilities and Shareholders' Equity  $    10,024,632  $    8,076,565

             See notes to consolidated financial statements.

                           SHOPSMITH INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                               Retained
                                       Common Shares           Earnings
                               Number      Amount      (Deficit)      Total
Balance March 30, 1996        2,659,175 $ 2,984,925 $ (1,175,445) $ 1,809,480
Net income for fiscal 1997                             1,802,558    1,802,558
Common shares issued
 under employee stock
 purchase plan (Note 6)           4,500       8,708            -        8,708

Balance April 5, 1997         2,663,675   2,993,633      627,113    3,620,746

Net income for fiscal 1998                             1,672,239    1,672,239
Common shares issued
 under employee stock
 purchase plan (Note 6)            700        1,672                     1,672
Stock options exercised(Note 6) 22,000       42,020                    42,020
Common shares repur-
chased (Note 8)                (62,000)    (168,250)          -      (168,250)

Balance April 4, 1998        2,624,375    2,869,075    2,299,352    5,168,427

Net loss for fiscal 1999                                (713,069)    (713,069)
Stock options exercised (Note 6) 6,858        4,594                     4,594
Common shares repur-
chased (Note 8)                (26,000)     (67,187)           -      (67,187)

Balance April 3, 1999        2,605,233  $ 2,806,482  $ 1,586,283  $ 4,392,765

                See notes to consolidated financial statements.

                       SHOPSMITH INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOW
                                                Fiscal Years Ended
                                               April 3,   April 4,   April 5,
                                                1999       1998       1997
Cash flows from operating activities:
Net income (loss)                         $ (713,069) $ 1,672,239 $ 1,802,558
Adjustments to reconcile net income (loss)
to cash provided from operating activities:
 Depreciation and amortization               214,165      206,437     212,203
 Provision for doubtful accounts             191,749      229,858     135,122
(Gain) loss on disposal of properties         51,109            -      (9,911)
 Deferred income taxes                       (48,000)    (140,000)    (55,000)
    Cash provided from (required for)
changes in assets and liabilities:
 Restricted cash                             163,631     (150,729)    200,484
 Accounts receivable                        (260,133)    (329,174)   (261,529)
 Inventories                                (109,118)    (633,732)   (157,099)
 Other assets                                 81,289        6,306    (151,786)
 Accounts payable and customer advances       49,344       81,200     336,530
 Other current liabilities                  (395,390)    (101,137)   (618,308)
Cash provided from (used in)
 operating activities                       (774,423)     841,268   1,433,264

Cash flows from investing activities:
 Maturity of short-term investments        2,913,679    3,750,000     750,000
 Purchase of short-term investments       (1,051,446)  (5,087,958) (1,522,526)
 Property additions                         (336,404)    (168,956)   (127,804)
 Proceeds from sale of property               16,111            -       9,911
Cash provided from (used in) investing
activities                                 1,541,940   (1,506,914)   (890,419)

Cash flows from financing activities:
 Common shares issued                          4,594       43,692       8,708
 Common shares repurchased                   (67,187)    (168,250)          -
 Payments on long-term debt and capital
lease obligation                             (16,222)           -      (4,881)
Cash provided from (used in) financing
activities                                   (78,815)    (124,558)      3,827

Net increase (decrease) in cash              688,702     (790,204)    546,672

Cash:
  At beginning of year                       316,669    1,106,873     560,201
  At end of year                       $   1,005,371  $   316,669 $ 1,106,873

              See notes to consolidated financial statements.

                      SHOPSMITH, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Business Description
The Company's sole business activity is the marketing and selling of quality woodworking products in the United States through demonstration, telephone solicitation, mail-order and internet selling channels and, to a limited degree, through dealers in the United States, Canada and the United Kingdom. Shopsmith branded products account for substantially all of net sales. The majority of these products (as measured by dollar value) are manufactured by the Company.

2. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the parent company and its subsidiaries, after elimination of significant intercompany balances and transactions.

Statement of Cash Flows
Following is supplementary information relating to the consolidated statement of cash flows:
Cash paid for the following items:
                                        1999         1998           1997
  Interest                           $ 68,367    $    150          $ 614
  Income taxes (net of refunds)                    19,573         52,116

In 1999, the Company purchased its land and building for $2,900,000, of which $100,000 was paid in cash and the balance secured by a mortgage taken by the seller. In addition, the Company entered into a capital lease obligation for equipment in the amount of $114,250.

Cash
Depository transactions and disbursements are handled primarily by one local financial institution. Approximately $101,000 and $265,000 was maintained at April 3, 1999 and April 4, 1998, respectively in an account restricted for use in funding the Company's recourse obligations should the Company be unable to do so itself through its normal operations.

Short-term investments
The Company determines the appropriate classification for its short-term investments, which, at April 3, 1999 and April 4, 1998, consist only of U.S. Government or Government backed debt securities, at the time of purchase and reevaluates this determination at each balance sheet date. By policy of the Board of Directors, the Company's short-term investments may consist only of U.S. Government backed debt securities or corporate obligations rated not less than A1 or A+.

The Company classifies investments with maturities of less than six months as held to maturity and values them at amortized cost. The fair value of such investments at April 3, 1999 and April 4, 1998 approximates their amortized cost. Investments with maturities greater than six months are classified as available for sale and recorded at fair value. At April 3, 1999 no investments had maturities in excess of six months. At April 4, 1998, the Company had approximately $1.6 million of available for sale securi-ties extending beyond six months. The fair value of these securities at the balance sheet dates approximates their cost.

Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or market.

Properties
Properties are stated at cost. Depreciation and amortization are provided primarily using the straight-line method over estimated useful lives that range as follows:
 Machinery, equipment and tooling      3 to 12 years
 Building                              30  years

Maintenance and repairs are charged to expense, unless they significantly lengthen useful economic lives of the property. When an asset is retired or sold, its cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized.

Income Taxes
The Company accounts for income taxes using the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes"
(SFAS 109). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances to deferred tax assets are provided to reflect doubtful realization of future tax benefits.

Installment Contracts
Retail installment contracts sold to financial institutions were $9.2 million in 1999, $10.0 million in 1998 and $10.7 million in 1997. Of these contracts, $ 7.4 million, $8.6 million and $9.0 million were sold with-out recourse in 1999, 1998 and 1997, respectively. At April 3, 1999 approximately $2.6 million of installment contracts sold to a financial institution with a recourse provision were still outstanding.

Fair Value of Financial Instruments
The fair value of financial instruments below is estimated using a discounted cash flow analysis:
                                April 3, 1999          April 4, 1998
                             Carrying    Estimated   Carrying    Estimated
                              Value     Fair Value    Value     Fair Value
Assets:
  Short-term investments $   989,122  $   980,233  $  2,851,355  $ 2,829,000
Liabilities:
 Long-term debt          $ 2,783,777  $  2,847,000            -            -

The carrying amounts of cash, accounts receivable and accounts payable approximate their fair value.

Product Warranties
Products are warranted against defects in material and workmanship for one year. Estimated costs are accrued for warranties presently in force.

Research and Development Costs
Research and development costs were not material in 1999,1998 and 1997.

Income per Common Share
Basic income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect reduced per share amounts that would have resulted if stock options had been converted into common stock.

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

Fiscal Year
Shopsmith's fiscal year follows a 52/53-week pattern consistent with its fiscal year for tax purposes. The years ended April 3, 1999 and April 4, 1998 were 52-week years while the year ended April 5, 1997 was a 53-week year.

Recent Accounting Pronouncements
The Financial Accounting Standards Board has issued several Statements of Financial Accounting Standards including the following:

SFAS No. 130, "Reporting Comprehensive Income," is effective for the current fiscal year. This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes net income and all other changes in shareholders' equity except those resulting from investments and distributions to owners. Components of comprehensive income, as it applies to Shopsmith, would include the write-up or write-down of securities held for sale to market value. The effects of such adjustments to comprehensive income for either 1999 or 1998 are not mate-rial and do not affect the Company's results of operations or financial position.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," is effective for the current fiscal year. This statement requires financial and descriptive information about operating segments to be included in the annual financial statements. The Company has no reportable segments within the meaning of the standard.

3. Bank Line of Credit
As of April 3, 1999 a revolving credit agreement provided for maximum short-term borrowing of $500,000 subject to certain limitations based upon inventory levels. Interest is charged at the bank's prime rate. No amounts were outstanding under this arrangement during fiscal 1999 and 1998. The agreement requires compliance with certain minimum net worth, working capital, financial leverage and other miscellaneous covenants and expires July 31, 1999. Substantially all tangible assets except for land and building are pledged as collateral.

4. Employee Benefit Plans
Shopsmith maintains a defined contribution employee benefit plan covering substantially all employees. The Company matches employee contributions of up to four percent of compensation at rates of 25 or 50 percent, depending on amounts contributed by employees. The Company contributed $63,000, $45,400 and $36,500 to this plan for 1999, 1998 and 1997, respectively.

The Company provides certain health care and life insurance benefits to substantially all employees. These benefits are provided through a combination of insurance and self-insurance.

5. Leases
Operating lease obligations for the next five fiscal years are:

2000    $     162,180
2001          133,193
2002          117,816
2003           65,300
2004           54,950

        $     533,439
Rent expense was $486,762 in 1999, $521,811 in 1998 and $422,700 in 1997.

6. Stock Options and Employee Stock Purchase Plan
In July 1988, the shareholders approved the 1988 Director Option Plan that provides for the issuance of up to 52,500 shares. Pursuant to options granted under the plan, an outside director of the Company could choose individually to be compensated for services by payment of a cash retainer or by being awarded stock options with values at time of issuance approximately equal to the cash retainer. Options are exercisable over ten years beginning one year from the date of grant. The plan originally included stock appreciation rights. These rights were surrendered by affected participants in December 1996.

The Company also has a stock option plan approved in 1984 that permits the granting of options to employees to purchase stock at the market value on the date of grant. Options are for a term of either five or ten years and become exercisable in annual installments beginning one year from the date of grant. No additional options may be granted under the 1984 plan.

In June 1993, the Company granted a non-qualified stock option, outside the 1988 and 1984 plans, for 20,000 shares to an employee to purchase stock at $3.00 per share. The option became exercisable in annual installments beginning one year from the date of grant and expires on June 20, 2003.

In August 1993, the Company adopted an employee stock purchase plan, which permits eligible employees and directors of Shopsmith to purchase from time to time up to 250,000 Shopsmith common shares directly from the Company without payment of brokerage fees. The purchase price of the shares purchased under the plan is the market price of the shares (based upon a five-day average closing price at the time of purchase). While no shares were purchased under the plan in 1999, 700 and 4,500 shares were purchased during 1998 and 1997.

In March 1994, the Company granted an option for 35,000 shares at the then-current market price of $1.92 per share to the lessor of its headquarters and manufacturing buildings in exchange for an agreement to reduce the space leased. The option expired in 1999.

In July 1995, the shareholders approved the 1995 option plan that provides for the issuance of up to 250,000 shares. Also in 1995, options for 220,000 shares at $1.91 per share were granted under the plan to a group of employees. Exercise of these options was contingent upon the achievement of certain pre-tax income thresholds in 1995, 1996 and 1997. In any of those years in which the Company's pre-tax income equaled or exceeded the threshold, one third of the options became exercisable 75 days after that year's end. Pre-tax income for 1995, 1996 and 1997 exceeded the applicable thresholds and thus all of the options granted became exercisable in accordance with the plan.

In July 1997, the shareholders approved the 1997 option plan, which provides for the issuance of up to 250,000 shares pursuant to options granted under the plan. Options covering a total of 129,000 shares at an average per share cost of $2.79 have been granted under the plan. Under the terms of some of the options, satisfaction of certain pre-tax income thresholds in fiscal 1998, 1999 and 2000 is a condition of exercise. The earnings thresholds were not achieved in 1999 and 1998. Accordingly, options covering 33,002 and 42,999 shares were cancelled in each of those years. Those shares are available for re-grant under the plan.

Additional information relating to the plans is as follows:

                                  1984 Plan               1988 Plan
                              1999   1998   1997    1999   1998   1997
Granted                          -      -      -       -      -      -
Cancelled                        -      -    1,250     -      -      -
Expired                          - 19,000      -       -      -      -
Available                        -      -      -       -    1,557  1,557
Exercised                        -      -      -    6,858     -      -
Average exercise price           -      -      -     0.67     -      -
Exercisable at year end      2,250  2,250  21,250  40,656  47,514  47,514
Outstanding at year end      2,250  2,250  21,250  40,656  47,514  47,514
Average option price        $6.84   $6.84  $ 3.98  $ 0.98  $ 0.93  $ 0.93

                                 1995 Plan               1997 Plan
                             1999    1998    1997    1999    1998    1997
Granted                         -  36,000  70,000  25,000  104,000      -
Cancelled                  12,000  12,000  42,000  33,002   42,999      -
Expired                         -       -       -       -        -      -
Available                  31,191  19,191  43,191  197,001 188,999      -
Exercised                       -  22,000       -       -        -      -
Average exercise price          -    1.91       -       -        -      -
Exercisable at year end   167,334 150,667  90,667    1,333       -      -
Outstanding at year end   196,000 208,000 206,000   52,999  61,001      -
Average option price      $  1.91 $  1.98 $  1.84  $  2.62  $  2.97  $  -

Except for outstanding options, the plans terminate in ten years.
In accordance with the provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company applies APB Opinion 25 and related Interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS 123, net income (loss) and per share amounts would have been reduced to the proforma amounts indicated in the table below.

                                            1999         1998          1997
Net income (loss)- as reported       $   (713,069) $ 1,672,239  $ 1,802,558
Net income (loss)- pro forma         $   (737,834) $ 1,635,944  $ 1,777,675
Diluted earnings (loss) per share-
 as reported                         $      (0.27) $       0.61 $      0.66
Diluted earnings (loss) per share-
pro forma                            $      (0.28) $      0.59  $      0.65

The fair value of each options grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:
                                           1999          1998          1997
Expected dividend yield                      0%            0%            0%
Expected stock volatility                   24%           13%           12%
Risk -free interest rate                  5.25%          5.6%          6.4%
Expected life of options                5 years       5 years       5 years

The effects of applying SFAS 123 in this proforma disclosure are not indicative of future results or amounts.

7. Income taxes
The income tax provision (benefit) reflected in the consolidated statements of operations is comprised of the following:

                                      1999           1998         1997
Current
 Federal                           $     -    $   20,000  $    55,000
 State and Local
 Deferred                         (196,000)      533,000      587,000
Provision for income taxes before
 effect of adjustment of
 valuation allowances             (196,000)      553,000      642,000
Effect of adjustment of valuation
 allowances                        148,000     (673,000)     (642,000)
Income tax benefit              $  (48,000) $  (120,000) $          -

The change in the valuation allowance for each year represents the realization of tax benefits of temporary differences and net operating loss carryforwards that reversed during the respective periods. Also, the change represents the effect of the Company's reevaluation of the realizability of future tax benefits. The 1999 valuation allowance was established for the tax credits expiring in 2000 that the Company is unlikely to realize.

The components of deferred tax assets and liabilities included in the balance sheet are:

                                         1999        1998        1997
Expenses not currently deductible        $  283,000  $  257,000  $  371,000
Inventory valuation                          39,000      17,000      17,000
Allowance for doubtful accounts             153,000     108,000     116,000
Less valuation allowance                          -           -    (220,000)
  Current                                   475,000     382,000     284,000

Tax loss carryforwards                      402,000     295,000     714,000
Tax credit carryforwards                    203,000     237,000     237,000
Accumulated depreciation                      4,000     (26,000)    (14,000)
Alternative minimum tax payments            123,000     123,000     103,000
Less valuation allowance                   (148,000)          -    (453,000)
  Non- current                              584,000     629,000     587,000
    Total                               $ 1,059,000 $ 1,011,000   $ 871,000

Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recorded for financial reporting purposes and such amounts as measured by tax laws and regulations. The Company believes that it is more likely than not that these assets are realizable and represent its best estimate based on the weight of available evidence as prescribed in SFAS 109. If the Company is unable to generate sufficient income in the future through operating results, increase in the valuation allowance will be required through a charge to expense.

The Company's effective tax rate differs from the U. S. statutory rate as follows:
                                            1999       1998        1997
Federal statutory rate                    (34.0%)     34.0%       34.0%

Non deductible expenses
  principally meals and entertainment      4.1%        1.6%        1.4%
Change in valuation allowance             19.4%      (43.3%)     (35.6%)
Expiration of tax credits                  4.5%        0.0%        0.0%
Other, net                                (0.3%)       0.0%        0.2%
                                          (6.3%)      (7.7%)       0.0%

Net operating losses and tax credits expire as follows:

                                          Net Operating        Tax
                                              Losses         Credits
2000                                                    $    148,000
2004                                                           4,000
2005                                                          23,000
2006                                                          18,000
2007                                                          10,000
2010                                          867,000              -
2019                                          316,000              -
                                      $     1,183,000  $     203,000

8. Stock repurchase
In October 1997, the Company's Board of Directors approved a plan under which the Company may repurchase up to 200,000 common shares in market and other transactions from time to time. Such transactions will be at the discretion of the Company and the plan will continue indefinitely. The Company has repurchased 88,000 shares through April 3, 1999 under this plan.

9. Earnings per share
Dual presentation of basic and diluted earnings per share is required by SFAS No. 128. Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect reduced per share amounts that would have resulted if stock options had been converted into common stock. The following reconciles amounts reported in the financial statements:

                                               Fiscal year ended
                             April 3,1999    April 4, 1998      April 5, 1997
  Net income (loss)                $  (713,069) $   1,672,239  $    1,802,558

 Weighted average shares             2,602,947      2,658,475       2,662,342
 Additional dilutive shares               -            93,870          69,914
 Total dilutive shares               2,602,947      2,752,345       2,732,256

 Basic earnings (loss) per share    $   (0.27)      $    0.63       $    0.68

 Diluted earnings (loss) per share  $   (0.27)      $    0.61       $    0.66

There were no additional dilutive shares included in the computation at April 3, 1999 because the stock options were anti-dilutive.

10.Long-term debt and capital lease obligation
In 1999 the Company purchased the building it had been leasing. The seller financed the building purchase. The financing agreement, among other things, provided for a $100,000 down payment and a secured mortgage note for $2,800,000 at an 8.75% interest rate. The agreement requires $25,785 of monthly principal and interest payments until January 1, 2003 at which time the scheduled balance of $2,500,000 will become due and payable. The outstanding balance is $2,783,777 at April 3, 1999. Scheduled maturities are as follows:
2000    $     68,544
2001          74,788
2002          81,601
2003       2,558,844

In 1999, the Company began acquiring certain operating software pursuant to a capital lease agreement anticipated to total $160,000 when complete in the Company's fiscal 2000. At April 3, 1999, the Company had incurred $114,250 under this agreement. There was no accumulated depreciation at April 3, 1999. The lease obligation, which includes a lessor security interest, will be payable over a five-year period beginning in 2000. Monthly payments are anticipated to be approximately $3,300 including interest at 8.2 %.

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

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
A net loss of $713,000 or $.27 per diluted share was incurred on net sales of $17,576,000 for the year ended April 3, 1999 compared to net earnings of $1,672,000 or $.61 per diluted share on $18,799,000 of sales in the preceding year. Sales declines of 18% were experienced in the Company's demonstration and catalog-mail channels with unit shipments of the Company's core product, the Mark V, 24.6% lower than in 1998 following a 7.6% reduction from 1997. Sales declines in these channels of $2,873,000 were partially offset by sales in new efforts-most notable of which was the introduction of the Crafter's Station product which generated $1,680,000 of new sales in 1999. As discussed below, demonstration sales of the Crafter's Station were suspended in April 1999 though its sales continued through other channels.

Gross profits declined on the reduced 1999 sales to $9,175,000 from $10,404,000 realized in 1998. Overall margin rates declined to 52.2% of sales from 55.3% reflecting additional provisions for obsolescence and capacity related adjustments.

Selling expenses increased by $1,347,000 in part because of the costs to support efforts initiated in 1999 including a pilot franchise store, Internet catalogs and the Crafter's Station. In addition, the Company expanded its staffing and marketing functions and increased promotional expenses in an effort to reverse the downward sales trends.

In the fourth quarter of 1999, the Company abandoned its efforts to launch a franchise store concept; discontinued its attempt to sell wood turning merchandise via woodworking shows and suspended demonstration selling efforts of its Crafter's Station product line. Collectively, 11% of total sales were generated during fiscal 1999 from these efforts. A total of $153,000 was charged to operations for inventory/tooling write-downs and other termination costs. Administrative costs declined in the current year by $421,000 mostly because of reduced incentive provisions.

In 1994, a deferred income tax valuation allowance of $3,051,000 was established because of the uncertainty that the Company's net deferred tax assets, including its operating loss and tax credit carryforwards would be able to generate future tax benefits. The effect of the allowance was to reduce the carrying value of the deferred tax asset. From that time, the allowance has been reduced (and the asset was increased) to reflect expected utilization of tax loss and credit carryforwards. Provisions for 1998 income taxes of $553,000 were offset by elimination of $673,000 of previously established valuation allowances. In 1999 the Company recognized a provision for recoverable Federal income taxes of $230,000 reduced by $182,000 of tax credits not expected to be realized.

Sales increased to $18,799,000 in fiscal 1998 from $18,469,000 in fiscal 1997 allowing for a $330,000 improvement in gross profits. Selling and administrative expenses, however, increased by $667,000 mostly because of the Company's decision to continue expansion of its advertising and promotion to support demonstration sales. In 1998 net income declined to $1,672,000 at $.61 per diluted share from $1,803,000 or $.66 per diluted share in 1997.

Liquidity and Capital
The 1999 net loss caused $774,000 to be used in operations during the year compared to $841,000 and $1,433,000 provided by operations in 1998 and 1997 respectively. Liquidation of short-term investments funded cash requirements in 1999 while favorable earnings, net of inventory expansion in 1998, favorably affected cash flows in the preceding two years.

The Company's assets include $1,059,000 of currently recoverable and deferred income taxes at April 3, 1999. Presently management believes these assets are realizable and represent their best estimate based on the weight of available evidence as prescribed in SFAS 109.

In the third quarter of the current fiscal year the Company financed the purchase of its present factory and headquarters building (as more fully described in note 10 of the financial statements) for $2,900,000.
A $100,000 down payment was made with monthly payments of principal and interest of $26,000 due until the year 2003 at which time a balloon payment of $2.5 million will be due. The Company also utilized a capitalized lease to finance financial software requiring $3,000 of monthly payments for a five-year period.

The current ratio was 2.12 to 1 at April 3, 1999 compared to 2.39 to 1 a year ago. The debt to equity ratio increased to 1.28 to 1 from .56 to 1 at the first of the year largely because of the aforementioned purchase transaction. A revolving credit agreement provides for maximum short-term borrowing of $500,000 subject to certain limitations based on inventory levels. See note 3 to the Consolidated Financial Statements for further discussion regarding this credit facility. Management believes current and available financial resources to be sufficient to meet operating needs.

Capital Expenditures
Fiscal 1999 capital expenditures relate to the aforementioned building purchase and the acquisition of operating software. In 1998, capital additions focused on tooling purchases. Computer equipment, replacement tooling and machinery constitute major outlays in 1997.

Year 2000 Impact
The year 2000 issue is related to computer software utilizing two digits rather than four to define the year. As a result, any of the Company's computer programs or any of the Company's suppliers that have date sensitive software may cause system failures or generate incorrect data.

The Company has identified information technology applications that will require modification to ensure year 2000 compliance. Evaluation and testing of on-going programs is underway. Replacement of certain of these systems has been identified and related software has been acquired. Non-information technology systems are presently being evaluated. While no formal contingency plan has been adopted, the Company believes that it will be able to address Year 2000 issues as they arise without material disruption of its business.

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

Forward Looking Statements
The foregoing discussion and the Company's consolidated financial statements contain certain forwardlooking statements that involve risks and uncertainties, including but not limited to the following: (a) the adequacy of operating cash flows over the next several years together with currently available working capital to finance the operating needs of the Company,
(b)generation of future taxable income to utilize existing deferred tax assets, (c) successful implementation of Year 2000 compliance by the Company and its suppliers, (d) the absence of unanticipated costs and delays in achieving Year 2000 compliance and (e) the Company's ability to effectively address any other Year 2000 issues.

                   SHOPSMITH INC. AND SUBSIDIARIES
                     Selected Financial Data
Five-Year Review of Performance
(Dollars in thousands except per share)

                              1999     1998      1997      1996      1995
Summary of operations:
Net sales                    $ 17,576  $ 18,799  $ 18,469  $ 17,410  $ 17,728
 Interest (income) expense       (103)     (126)      (72)        2       101
 Income (loss) before income
 taxes and extraordinary item    (761)    1,552     1,803     1,514     1,421
 Income tax benefit               (48)     (120)        -      (743)        -
 Income (loss) before extraordinary
  item                           (713)    1,672     1,803     2,257     1,421
 Extraordinary item                 -         -         -       771         -
 Net income (loss)               (713)    1,672     1,803     3,028     1,421

Financial Position:
 Working capital             $  3,150  $  4,037  $  2,507    $  635   $  (918)
 Property-net                   3,456       487       524       609       613
 Total assets                  10,025     8,077     6,549     5,024     4,415
 Long-term debt                 2,817         -         -         -       923
 Shareholders' equity           4,393     5,168     3,621     1,809    (1,225)

Per share information:
 Income (loss) per share-basic:
  Before extraordinary item  $ (0.27)   $  0.63  $   0.68   $  0.85    $ 0.56
  Extraordinary item               -          -         -      0.29         -
  Net income                   (0.27)      0.63      0.68      1.14      0.56
Income (loss) per share-diluted:
  Before extraordinary item    (0.27)      0.61      0.66      0.84      0.56
  Extraordinary item               -          -         -      0.29         -
 Net income                    (0.27)      0.61      0.66      1.13      0.56
Shareholders' equity per share  1.69       1.97      1.36      0.68     (0.46)

Performance indicators:
 Return on sales (%)            (4.1)       8.9       9.8      17.4       8.0
 Return on average shareholders'
  equity(%)                    (14.9)      38.1      66.4   1,035.5       N/A
 Return on average total assets
 (%)                            (7.9)      22.9      31.2      64.1      24.8
 Current ratio                  2.12       2.39      1.86      1.20      0.81
 Ratio of total debt to equity  1.28       0.56      0.81      1.78       N/A

Other information:
 Number of employees at year end:
  Full time                      115        108        98        93       103
  Part time                       12          4         9        14        19
                                 127        112       107       107       122
Average shares outstanding
 (000's)                       2,603      2,658     2,743     2,678     2,558

                    SHOPSMITH, INC. AND SUBSIDARIES

                      Shareholders' information
Stock Quotations (Bid Prices)
Quarter ended                  High            Low
July 5, 1997                   3.00           2.06
October 4, 1997                3.00           2.18
January 3, 1998                3.00           2.50
April 4, 1998                  3.00           2.50

July 4, 1998                   2.69           1.97
October 3, 1998                2.31           1.16
January 2, 1999                1.75           1.13
April 3, 1999                  2.00           0.88

The common shares of the Company are traded in the over-the-counter market. The above stock quotations were obtained from daily broker quotation ("Pink") sheets and reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The Transfer Agent's records showed 1,303 shareholders of record of the Company's common shares on May 14, 1999.

Per Share Information:
                          Diluted                             Shareholders'
                          Income
                          (loss)          Dividends         Equity (Deficit)
1999                    $  (0.27)            $  -                $  1.69
1998                        0.61                -                   1.97
1997                        0.66                -                   1.36
1996                        1.13                -                   0.68
1995                        0.56                -                  (0.46)

Shopsmith Market Makers
William V. Frankel & Co.                     Hill Thompson Magid & Co., Inc.
National Financial Services Corp.            Sharpe Capita, Inc.
Wedbush Morgan Securities, Inc.              Knight Securities, Inc.
Spear Leeds & Kellogg Capital Markets        Paragon Capital Corp.
Herzog, Heine, Geduld, Inc                   Wien Securities Corp.

Annual meeting
Shopsmith's Annual Shareholders' Meeting will be held at 9:30 a.m. on Wednesday, July 28, 1999 at the Company's office and manufacturing facility located at 6530 Poe Avenue, Dayton, Ohio.

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


        Audit Committee of the Board of Directors
John L. Schaefer, Edward A. Nicholson and Brady L. Skinner

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

                                                       EXHIBIT 21.1


                           SUBSIDIARIES
                               OF
                          SHOPSMITH,INC.

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

2. Jefferson City Tool Company                Ohio

3. Shopsmith Woodworking Centers Ltd. Co.     Ohio

                                                   EXHIBIT 23.1

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

We consent to the incorporation by reference in the financial statements of Shopsmith,Inc.and Subsidiaries on Form S-8 (Registration No. 33-26463, 33-64663, 33-67898 and 333-17437) of our report on our audits of the consolidated financial statements and financial statement schedule of Shopsmith,Inc. and Subsidiaries as of April 3, 1999 and April 4, 1998 and for the years ended April 3, 1999, April 4, 1998 and April 5, 1997, which report is included in this Annual Report on Form 10-K.

                                      /s/Crowe, Chizek and Company LLP
                                         Crowe, Chizek and Company LLP

Columbus, Ohio
June 2, 1999