Form 10-Q
period 1999-07-03
SHOPSMITH INC
filed 1999-08-10
CIK 89925

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                 Quarterly Report Under Section 13 or 15 (d)
                   Of the Securities Exchange Act of 1934

For the quarter ended--         Commission File Number  0-9318
  July 3, 1999

                               SHOPSMITH, INC.
                            (Name of Registrant)

Ohio__________________            			  _______31-0811466_____
(State of Incorporation)    			  (IRS Employer Identification Number)


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

						Yes _X_        No ___

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of July 20,1999.

Common shares, without par value:  2,605,233 shares.

                       SHOPSMITH, INC. AND SUBSIDIARIES

INDEX

                                                               Page No.
Part I.  Financial information:

Item 1.  Financial Statements

Consolidated Balance Sheets-
      July 3, 1999 and April 3, 1999                   			     3- 4

Statements of Consolidated Operations and
      Retained Earnings - Three Months
      Ended July 3, 1999 and July 4, 1998                      5

Consolidated Statements of Cash Flows-
      Three  Months Ended July 3, 1999  and
      July 4, 1998	                                            6

Notes to Financial Statements							                           7-8

Item 2.  Management's Discussion and Analysis
of Financial Condition and Results
of Operations								                                          9-10

Item 3.  Quantitative and qualitative disclosures
about market risk                                  	           10

Part II.  Other Information								  	                         11

                       SHOPSMITH INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                                    July 3,      April 3,
                                                     1999          1999
                                                 (Unaudited)
                      ASSETS
Current Assets:
 Cash                                           $    165,263  $   1,005,371
 Restricted cash                                     102,790        101,249
 Short-term investments                              497,328        989,122
 Accounts receivable:
  Trade, less allowance for doubtful accounts:
    $455,226 on July 3 and $450,677 on April 3       482,517        758,548
 Inventories                                       2,760,472      2,410,908
 Deferred income taxes (Note 2)                      498,000        475,000
 Prepaid expenses                                    403,254        225,157
           Total current assets                    4,909,624      5,965,355
Properties:
 Land, building and improvements                   3,154,996      3,151,407
 Machinery, equipment and tooling                  6,533,365      6,505,258
            Total cost                             9,688,361      9,656,665
 Less accumulated depreciation and
  amortization                                     6,267,960      6,200,696
             Net properties                        3,420,401      3,455,969

Deferred income taxes (Note 2)                       757,000        584,000

Other assets                                          19,311         19,308

Total assets                                   $   9,106,336  $  10,024,632

                                 Continued

                        SHOPSMITH INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                                     July 3,       April 3,
                                                      1999           1999
                                                   (Unaudited)
         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Accounts payable                               $    946,633  $    1,342,957
 Current portion of long-term debt and
    capital lease obligation                          81,219          81,219
 Customer advances                                    17,754          25,788
 Accrued liabilities:
  Compensation, employee benefits and
    payroll taxes                                    310,715         377,453
  Sales taxes payable                                 62,047         187,020
  Accrued recourse liability                         367,656         333,265
  Accrued expenses                                   357,392         309,000
  Other                                              155,573         158,356
           Total current liabilities               2,298,989       2,815,058

Long-term debt and capital lease obligation        2,798,631       2,816,809
           Total liabilities                       5,097,620       5,631,867

Shareholders' Equity


 Preferred shares- without par value;
  authorized 500,000; none issued
 Common shares- without par value;
  authorized 5,000,000; issued and outstanding
  2,605,233 shares on July 3 and on April 3       2,806,482        2,806,482
Retained earnings                                 1,202,234        1,586,283
             Total shareholders' equity           4,008,716        4,392,765

Total Liabilities and Shareholders' Equity     $  9,106,336     $ 10,024,632

               See notes to consolidated financial statements.

                       SHOPSMITH INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     Three Months Ended
                                                    July 3,        July 4,
                                                     1999           1998
                                                  (Unaudited)    (Unaudited)
Net sales                                        $  3,727,046  $  3,341,917
Cost of products sold                               1,696,669     1,491,907
Gross margin                                        2,030,377     1,850,010

Selling expenses                                    2,020,180     1,519,740
Administrative expenses                               548,055       409,708
  Total operating expenses                          2,568,235     1,929,448

Income (loss) from operations                        (537,858)      (79,438)

Interest income                                        20,155        39,276
Interest expense                                      (66,620)            -
Other income, net                                       4,274         3,784

Income (loss) before income taxes                    (580,049)      (36,378)

Income tax benefit                                    196,000        12,624

Net income (loss)                                    (384,049)      (23,754)

Retained earnings:
  Beginning                                          1,586,283    2,299,352
  Ending                                           $ 1,202,234  $ 2,275,598

Net income (loss) per common share (Note 3):
  Basic                                            $    (0.15)  $     (0.01)
  Diluted                                          $    (0.15)  $     (0.01)

                  See notes to consolidated financial statements.

                       SHOPSMITH INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOW
                                                         Three Months Ended
                                                       July 3,       July 4,
                                                        1999          1998
                                                    (Unaudited)  (Unaudited)
Cash flows from operating activities:
 Net income (loss)                                $  (384,049) $    (23,754)
  Adjustments to reconcile net income (loss) to
   cash provided from operating activities:
    Depreciation and amortization                      67,264        48,916
    Provision for doubtful accounts                    39,392        34,067
    Deferred income taxes                            (196,000)       12,000
    Cash provided from (required for) changes
     in assets and liabilities:
     Restricted cash                                   (1,541)      135,833
      Accounts receivable                             271,029       (23,020)
      Inventories                                    (349,564)     (245,377)
      Other assets                                   (178,100)     (225,191)
      Accounts payable and customer advances         (404,358)     (402,282)
      Other current liabilities                      (146,101)     (438,718)
Cash provided from (used in) operating activities  (1,282,028)   (1,127,526)

Cash flows from investing activities:
 Maturity of short-term investments                   491,794     1,235,617
 Property additions                                   (31,696)      (77,420)
Cash provided from (used in) investing activities     460,098     1,158,197

Cash flows from financing activities:
 Common shares repurchased                                  -      (67,787)
 Payments on long-term debt and capital lease ob-
 ligation                                             (18,178)           -
Cash provided from (used in) financing activities     (18,178)     (67,787)

Net increase (decrease) in cash                      (840,108)     (37,116)

Cash:
  At beginning of year                              1,005,371      316,669
  At end of year                                   $  165,263  $   279,553

                 See notes to consolidated financial statements.

                         SHOPSMITH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, all adjustments (consisting of only normal and recurring adjustments) have been made as of July 3, 1999 and July 4, 1998 to present the financial statements fairly. However, the results of operations for the three months then ended are not necessarily indicative of results for the fiscal year. The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the annual financial statements. The financial statements accompanying this report should be read in conjunction with the financial statements and notes thereto included in the Annual Report to Shareholders for the year ended April 3, 1999.

2. The provision for income taxes is as follows:
                                                    July 3,     July 4,
                                                     1999        1998
Loss before income taxes                      $   (384,049)  $  (23,754)
Provision for (recoverable) income taxes:
Current                                       $          -   $  (24,624)
Deferred                                          (196,000)      12,000
Change in valuation allowance                            -            -

Net provision for (recoverable) income taxes   $  (196,000) $   (12,624)

Provisions for recoverable income taxes have been computed at statutory rates. Resulting deferred tax assets amounting to $1,255,000 at July 3, 1999 and $1,059,000 at April 3, 1999 reflect the impact of temporary differences between the amount of assets and liabilities recorded for financial reporting purposes and such amounts as measured by tax laws and regulations. The Company believes that it is more likely than not that these assets are realizable and represent its best estimate based on the available evidence as prescribed in SFAS 109. If the Company is unable to generate sufficient income in the future through operating results, an increase in the valuation allowance will be required through a charge to expense.

3. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if stock options had been converted into common stock. The following reconciles amounts reported in the financial statements:

                                                   Three Months Ended
                                                July 3,1999   July 4, 1998
  Net income (loss)                            $   (384,049)  $    (23,754)

  Weighted average shares                          2,605,233     2,658,475
  Additional dilutive shares                               -             -
  Total dilutive shares                            2,605,233     2,658,475

  Basic earnings (loss) per share              $       (0.15) $      (0.01)
  Diluted earnings (loss) per share            $       (0.15) $      (0.01)
There were no additional dilutive shares included in the computation at July 3, 1999 and July 4, 1998 because the stock options were anti-dilutive.

4. The Company is utilizing SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and displaying comprehensive income and its components. Components of comprehensive income, as it applies to the Company, would include the write-up or write-down of securities held for sale to market value. The effects of such adjustments to comprehensive income for the first quarters ended in 1999 and 1998 are not material and do not affect the Company's reported results of operations or financial position.

5. A revolving credit agreement has been renewed to expire on July 31, 2000. The agreement provides for maximum short-term borrowing of $500,000 with interest charged at one-half of one percent over the Bank's prime rate. The agreement requires compliance with certain minimum net worth, working capital and other miscellaneous covenants. Substantially all tangible assets except for land and building are pledged as collateral.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

First quarter sales increased to $3,727,000 or 11.5% from $3,342,000 generated a year ago. This increase in volume, continuing from the fourth quarter of fiscal 1999, is mostly due to favorable customer responses in our demonstration sales channel.

Gross margin rates improved by one percentage point over last year. In addition, total margins improved to $2,030,000 on the additional volume for the three months ended July 3, 1999 from $1,850,000 experienced in the first quarter of last year. Operating expenses expanded to $2,568,000 in the current fiscal year from $1,929,000 last year mostly reflecting the Company's decision to expand selling and promotional efforts aimed at increasing sales volumes.

Provisions for recoverable Federal income taxes ($196,000 in FY 2000 and $12,000 in FY 1999) are based on estimated annual effective rates.

Because of the factors above, a net loss of $384,000 or $.15 per diluted share was experienced in the quarter ended July 3, 1999 compared to a net loss of $24,000 or $.01 per diluted share for the same period of last year.

Liquidity and Financial Position

Cash used in operations totaled $1,282,000 in the current year compared with $1,128,000 for the first quarter of the preceding year. The net loss of $384,000 together with expansion of current assets (prepaid items $178,000; inventories $350,000) and liquidation of current liabilities were the main reasons for the cash usage in the current quarter. Maturing short-term investments of $492,000 and $1,236,000 in fiscal 2000 and 1999 respectively, were utilized to fund operating cash requirements.

The Company's assets include $1,255,000 of deferred income tax assets at July 3, 1999. Presently, the Company believes that these assets are realizable and represent management's best estimate based on the weight of available evidence as prescribed in SFAS 109. Management will continue to evaluate these assets and the need for additional valuation allowances based on near-term operating results and longer-term projections. If the Company is unable to generate sufficient operating income in the future, the valuation allowance will have to be increased by means of a charge against operating results.

The current ratio was 2.14 to 1 at July 3, 1999 compared to 2.12 to 1 at the beginning of the current fiscal year. The debt to equity ratio improved slightly to 1.27 to 1 from 1.28 to 1 at April 3, 1999.

The Company has now experienced operating losses for five consecutive quarters. Continuation of operating losses will negatively affect the Company's liquidity both (a) as a result of negative cash flow caused by the losses, and (b) by putting the Company in the position of failing to satisfy the conditions applicable to drawing under the Company's line of credit.

Year 2000 Impact
The year 2000 issue is related to computer software utilizing two digits rather than four to define the year. As a result, any of the Company's computer programs or any of the Company's suppliers that have date sensitive software may cause system failures or generate incorrect data.

The Company has identified information technology applications requiring modification to ensure year 2000 compliance. Evaluation and testing of on-going programs is underway. Replacement of certain of these systems has been identified and related software has been acquired. Non-information technology systems have been evaluated. While no formal contingency plan has been adopted, the Company believes that it will be able to address
Year 2000 issues as they arise without material disruption of its business.

The Company has communicated with its major suppliers and financial institutions to assess the impact on the Company's operations should they fail to achieve Year 2000 compliance. Based on responses to date, many of these third parties indicate programs in place without specific confirmation of year 2000 compliance.

Costs incurred to date for year 2000 activities have not been material to the Company. Also, the Company believes that, based on current estimates, the total costs of compliance will not have a material adverse impact on results of operations or financial condition.

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

Forward Looking Statements
The foregoing discussion and the Company's consolidated financial statements contain certain forward-looking statements that involve risks and uncertainties, including but not limited to the following: (a) the adequacy of operating cash flows together with currently available working capital to finance the operating needs of the Company, (b) generation of future taxable income to utilize existing deferred tax assets, (c) successful implementation of Year 2000 compliance by the Company and its suppliers,
(d) the absence of unanticipated costs and delays in achieving Year 2000 compliance and (e) the Company's ability to effectively address any other Year 2000 issues

Item 3. Quantitative and qualitative disclosures about market risk. Not applicable.

PART II.  OTHER INFORMATION

Item 6.
(a) Exhibits:
(4.11) Eighth Amendment to Loan and Security Agreement dated July 31, 1999 between Huntington National Bank and Shopsmith, Inc.
(27) Financial Data Schedule for the period ended July 3, 1999
(b) Reports on Form 8-K:
            None

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

                                     SHOPSMITH, INC.

                                     By /s/ William C. Becker
                                     William C. Becker
                                     Vice President of Finance
                                    (Principal Financial and
                                     Accounting Officer)

Date:  August 10,1999

                                                                EX 4.11

                         EIGHTH AMENDMENT TO
                    LOAN AND SECURITY AGREEMENT


THIS EIGHTH AMENDMENT (this "Amendment") to the Loan and Security Agreement is entered into as of the 31st day of July, 1999, by, between and among Shopsmith, Inc., Shopsmith Woodworking Promotions, Inc., and Shopsmith Woodworking Centers Ltd. Co. (hereinafter collectively and/or separately referred to as the "Company") and The Huntington National Bank (hereinafter the "Bank").

RECITALS:

A.	As of September 1, 1989, the Company (with the exception of Shopsmith
Woodworking Centers Ltd. Co.) and the Bank executed a certain Loan and Security Agreement, that was subsequently amended by a First Amendment to Loan and Security Agreement dated July 11, 1990, a Second Amendment to Loan and Security Agreement dated April 23, 1991, a Third Amendment to Loan and Security Agreement dated as of June 21, 1993, a Fourth Amendment to Loan and Security Agreement dated as of October 5, 1993, a Fifth Amendment to Loan and Security Agreement dated as of July 1, 1995, a Sixth Amendment to Loan and Security Agreement dated as of July 1, 1996, and a Seventh Amendment to Loan and Security Agreement dated as of August 28, 1997 (hereinafter collectively the "Loan Agreement"), setting forth the terms of certain loans to the Company; and

B.	As of August 28, 1997, the Company executed and delivered to the Bank, inter alia, a revolving note in the original principal sum of Five Hundred Thousand Dollars ($500,000.00) (hereinafter the "Revolving Note"); and

C.	In connection with the Loan Agreement and the Revolving Note, at vari-
ous times, the Company executed and delivered to the Bank certain other loan documents, promissory notes, consents, assignments, security agreements, agreements, instruments and financing statements in connection with the indebtedness referred to in the Loan Agreement (all of the foregoing, together with the Revolving Note and the Loan Agreement, are hereinafter collectively referred to as the "Loan Documents"); and

D.	The Company and the Bank desire to amend and modify certain terms in the Loan Agreement.

NOW, THEREFORE, in consideration of the mutual covenants, agreements and promises contained herein, the receipt and sufficiency of which are hereby acknowledged, and intending to be legally bound, the Company and the Bank, for themselves and their successors and assigns do hereby agree, recite, represent and warrant as follows:

1.	Section 4.1, "Interest Rates, Fees, Terms and Costs," of the Loan
Agreement is hereby amended to recite in its entirety that:

4.1 Interest Rates, Fees, Terms and Costs. The Company agrees to pay the Bank monthly interest on the unpaid balance of the Loan at the rates of interest set forth in the promissory note or notes and/or commercial letter of credit reimbursement agreements evidencing the Loan. The Company further agrees to pay upon issuance of each Letter of Credit an issuance fee equal to one-quarter of one percentage point of the stated amount of such Letter of Credit; provided, however, that each issuance fee shall be not less than $50.00, plus fees for service and handling as established from time to time by the Bank. The Loan shall be evidenced by (i) promissory notes or by one or more promissory notes subsequently executed in substitution therefor, each in substantially the form set forth in Exhibit A-1 attached to that certain Eighth Amendment to Loan and Security Agreement between the Company and the Bank dated as of July 31, 1999, and (ii) a commercial letter of credit reimbursement agreement substantially in the form of Exhibit A-3 to the Third Amendment to Loan and Security Agreement, or by a commercial letter of credit reimbursement agreement subsequently executed in substitu-tion therefor. Repayment of the Loan shall be made in accordance with the terms of the promissory note or notes and/or commercial letter of credit reimbursement agreements then outstanding pursuant to this Agreement. Each advance request of the Company shall be accompanied by a borrowing certificate or such other documents or communications as may be acceptable to the Bank in its sole and absolute discretion. The Company further agrees to pay analysis fees, audit fees in the amount of $500.00 per day per auditor for each audit (which audits shall be conducted at the discretion of the Bank, but no more frequently than twice a year in the absence of an Event of Default hereunder), plus out-of-pocket expenses, and all costs and expenses incidental to or in connection with the Loan or any service provided by the Bank, the enforcement of the Bank's rights in connection therewith, any amendment or modification of this Agreement or any other loan documents, any litigation, contest, dispute, proceeding or action in any way relating to the Collateral or to this Agreement, whether any of the foregoing are incurred prior to or after maturity, the occurrence of an Event of Default, or the rendering of a judgment. Such costs shall include, but not be limited to, fees and out-of-pocket expenses of the Bank's counsel, recording fees, inspections fees, revenue stamps and note and mortgage taxes.

2.	Section 7.5, "Other Borrowings and Contingent Liabilities," of the Loan
Agreement is hereby amended to recite in its entirety that:

7.5	Other Borrowings and Contingent Liabilities.  Except for the Loan, the
land contract with Miller/Ballantyne for the Company's headquarters located at 6530 Poe Avenue, Dayton, Ohio 45413, and lease agreements and/or purchase money financing transactions secured by the item or items being purchased in an amount not to exceed the purchase price of such item or items that, in the aggregate, do not exceed the sum of $300,000.00 in any one fiscal year, the Company will not (a) create or incur extensions of credit or indebtedness, including without limitation, any indebtedness for borrowed money or advances, letters of credit, or capitalized lease agreements, or (b) guarantee, endorse or otherwise become security for or upon the obligations of others, except by endorsement of negotiable instruments for deposit or collection in the ordinary course of business.

3.	Section 7.11, "Tangible Net Worth," of the Loan Agreement is hereby amended to recite in its entirety that:

7.11	Tangible Net Worth.  The Company shall maintain at all times a Tangible
Net Worth of not less than $3,000,000.00. For the purposes of this Agreement, "Tangible Net Worth" means the Company's equity, minus the sum of all of the following: (i) the excess of cost over the value of net assets of purchased businesses, rights and other similar intangibles,
(ii) organizational expenses, (iii) intangible assets (to the extent not reflected in the foregoing), (iv) goodwill, (v) deferred charges or deferred financing costs, (vi) loans or advances to affiliates, (vii) accounts or notes receivable from affiliates, and (viii) non-compete agreements.

4.	Section 7.12, "Working Capital," of the Loan Agreement is hereby amended to recite in its entirety that:

7.12	Working Capital.  The Company shall maintain at all times a Working
Capital of not less than $750,000.00. For the purposes of this Agreement, "Working Capital" means the excess of current assets over current liabilities, and the obligations owing pursuant to the Loan shall be con-sidered a current liability.

5.	Section 7.16, "Operating Lease Rentals," of the Loan Agreement is
hereby amended to recite in its entirety that:

7.16	Operating Lease Rentals.  The Company will not without the prior written approval of the Bank enter into operating leases providing in the aggregate for annual rentals which exceed $500,000.00.

6.	Concurrently with the execution of this Amendment, the Company shall execute and deliver to the Bank a promissory note in the form of Exhibit A-1 attached to this Amendment to evidence the Revolving Loan. After receipt of the new promissory note, the Bank will mark the old promissory note being replaced hereby, "Replaced."

	7.	Each reference to the Loan Agreement, whether by use of the phrase
"Loan and Security Agreement," "Loan Agreement," "Agreement," the prefix
"herein" or any other term, and whether contained in the Loan Agreement itself, in this Amendment or any document executed concurrently herewith or in any loan documents executed hereafter, shall be construed as a reference to the Loan Agreement as amended by this Amendment.

8.	The Company hereby reaffirms each and every warranty and representation made in the Loan Documents as if the same were made as of the date this Amendment becomes effective, except to the extent that such warranties and representations relate to an earlier date.

9.	Except as modified herein, the Loan Agreement, Loan Documents and all other agreements as to payment, guarantee of payment or security executed in connection therewith shall remain as written originally and in full force and effect in all respects, and nothing herein shall affect, modify, limit or impair any of the rights and powers which the Bank may have thereunder. Any modification or waiver of any of the agreements, covenants, or terms of the Loan Agreement or the Loan Documents shall not be construed as the Bank's agreement or intention to agree to any further modifications or waivers.

10.	The Company agrees to perform and observe all of the covenants, agree-
ments, stipulations, and conditions to be performed under the Loan Agreement,Loan Documents, and all other related agreements, as amended hereby.

11.	The Company represents and warrants that no "Event of Default," as de-
fined in the Loan Agreement, has occurred and is continuing, nor will any occur immediately after the execution and delivery of this Amendment by the performance or observance of any provision hereof.

12.	The Company hereby represents and warrants to the Bank that as to each such Company (a) such Company has legal power and authority to execute and deliver the within Amendment; (b) the officer executing the within Amendment on behalf of such Company has been duly authorized to execute and deliver the same and bind such Company with respect to the provisions provided for herein; (c) the execution and delivery hereof by such Company and the performance and observance by such Company of the provisions hereof do not violate or conflict with the articles of incorporation, regulations or by-laws of such Company or any law applicable to such Company or result in the breach of any provision of or constitute a default under any agreement, instrument or document binding upon or enforceable against such Company; and
(d) this Amendment constitutes a valid and legally binding obligation upon such Company in every respect.

13.	THIS AMENDMENT shall become effective only upon its execution by all parties hereto.

14.	The capitalized terms herein shall have the same meanings as the capi-
talized terms in the Loan Agreement as amended hereby.

IN WITNESS WHEREOF, the Company and the Bank have hereunto set their hands at Columbus, Ohio, as of the date first set forth above.

COMPANY:
SHOPSMITH, INC.
By:

Its:
SHOPSMITH WOODWORKING PROMOTIONS, INC.
By:
Its:

SHOPSMITH WOODWORKING CENTERS LTD. CO.
By:
Its:


BANK:
THE HUNTINGTON NATIONAL BANK
By:
Its:
COLUMBUS/732426 v.03

EXHIBIT A-1 TO AGREEMENT

THE HUNTINGTON NATIONAL BANK
Revolving Note

City Office 			 Division 		 Branch 			 [X] Secured
Account No. 				Note No. 					[  ] Unsecured

Account Name  SHOPSMITH, INC., SHOPSMITH WOODWORKING PROMOTIONS, INC.,
	  SHOPSMITH WOODWORKING CENTERS LTD. CO.

[X] Corporations	[ ] Partnerships [ ] Individuals/Proprietorships
[ ] Other

$500,000.00 				      Columbus, Ohio
	As of July 31, 1999

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

This Note is executed and the advances contemplated hereunder are to be made pursuant to a Loan and Security Agreement between the undersigned and the Bank dated as of September 1, 1989, and all amendments and modifications thereto, including but not limited to a First Amendment to Loan and Security Agreement dated July 11, 1990, a Second Amendment to Loan and Security Agreement dated April 23, 1991, a Third Amendment to Loan and Security Agreement dated June 21, 1993, a Fourth Amendment to Loan and Security Agreement dated October 5, 1994, a Fifth Amendment to Loan and Security Agreement dated as of July 1, 1995, a Sixth Amendment to Loan and Security Agreement dated as of July 1, 1996, a Seventh Amendment to Loan and Security Agreement dated as of August 28, 1997, and a certain Eighth Amendment to Loan and Security Agreement dated as of July 31, 1999 (collectively the "Loan Agreement"), and all the covenants, representations, agreements, terms, and conditions contained therein, including but not limited to additional conditions of default, are incorporated herein as if fully rewritten.

This Note is substitute evidence of the obligations originally evidenced by a certain Revolving Note dated as of August 28, 1997, in the original principal sums of $500,000.00.

INTEREST

Interest will accrue on the unpaid balance of the Principal Sum until paid at a variable rate of interest per annum, which shall change in the manner set forth below, equal to one half of one percentage point in excess of the Prime Commercial Rate.

Upon default, whether by acceleration or otherwise, interest will accrue on the unpaid balance of the Principal Sum and unpaid interest, if any, until paid at a variable rate of interest per annum, which shall change in the manner set forth below, equal to four and three-quarter percentage points (4-3/4%) in excess of the Prime Commercial Rate.

All interest shall be calculated on the basis of a 360 day year for the actual number of days the Principal Sum or any part thereof remains unpaid. There shall be no penalty for prepayment, except that any discounted interest shall only be rebated in the event of prepayment in full, based on the actual number of days elapsed, but no rebate shall be made for any amount less than $1.00.

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

MANNER OF PAYMENT

The Principal Sum shall be due and payable on July 31, 2000, and at maturity, whether by demand, acceleration or otherwise. Accrued interest shall be due and payable monthly beginning on August 1, 1999, and continuing on the first day of each month thereafter, and at maturity, whether by acceleration or otherwise.

LATE CHARGE

Any installment or other payment not made within 10 days of the date such payment or installment is due shall be subject to a late charge equal to 5% of the amount of the installment or payment, provided, however, that the Bank provides written notice to the undersigned of such nonpayment.

SECURITY

This Note is secured by the security interests and assignments granted or re-ferred to in the Loan Agreement.

DEFAULT

Upon the occurrence of any of the following events:

(1)	the undersigned fail to make any payment of principal or interest on or before the date such payment is due; or

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

The obligations evidenced hereby may from time to time be evidenced by an-other note or notes given in substitution, renewal or extension hereof. Any security interest or mortgage which secures the obligations evidenced hereby shall remain in full force and effect notwithstanding any such substitution, renewal, or extension.

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


SHOPSMITH, INC.					                     SHOPSMITH WOODWORKING
							                                    PROMOTIONS, INC.
By: 					                              		By:

Its: 				                             			Its:

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