Form 10-Q
period 1999-10-02
SHOPSMITH INC
filed 1999-11-12
CIK 89925

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15 (d)
Of the Securities Exchange Act of 1934

For the quarter ended— October 2, 1999	Commission File Number 0-9318

SHOPSMITH, INC.

(Name of Registrant)

Ohio	31-0811466

(State of Incorporation)	(IRS Employer Identification Number)

6530 Poe Avenue Dayton, Ohio	45414

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone 937-898-6070

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X       No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of October 20,1999.

Common shares, without par value:  2,605,233 shares.

SHOPSMITH, INC. AND SUBSIDIARIES

INDEX

Page No.
Part I. Financial information:

Item 1. Financial Statements

Consolidated Balance Sheets-

October 2, 1999 and April 3, 1999	3-4

Statements of Consolidated Operations and Retained Earnings — Three and Six Months October 2, 1999 and October 3, 1998	5

Consolidated Statements of Cash Flows-

Three and Six Months Ended October 2, 1999 and October 3, 1998	6

Notes to Consolidated Financial Statements	7-8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-10

Item 3. Quantitative and qualitative disclosures about market risk	10

Part II. Other Information	11

SHOPSMITH INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 2,	April 3,
	1999	1999

	(Unaudited)
ASSETS

Current Assets:

Cash	$347,083	$1,005,371

Restricted cash	104,189	101,249

Short-term investments	—	989,122

Accounts receivable:

Trade, less allowance for doubtful accounts:

$458,733 on October 2 and $450,677 on April 3	527,603	758,548

Inventories	2,544,781	2,410,908

Deferred income taxes (Note 2)	473,000	475,000

Prepaid expenses	532,791	225,157

Total current assets	4,529,447	5,965,355

Properties:

Land, building and improvements	3,161,199	3,151,407

Machinery, equipment and tooling	6,571,176	6,505,258

Total cost	9,732,375	9,656,665

Less accumulated depreciation and amortization	6,334,445	6,200,696

Net properties	3,397,930	3,455,969

Deferred income taxes (Note 2)	822,000	584,000

Other assets	19,311	19,308

Total assets	$8,768,688	$10,024,632

Continued

SHOPSMITH INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 3,	April 3,
	1999	1999

	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	$748,759	$1,342,957

Current portion of long-term debt and capital lease obligation	81,219	81,219

Customer advances	16,422	25,788

Accrued liabilities:

Compensation, employee benefits and payroll taxes	266,130	377,453

Sales taxes payable	98,049	187,020

Accrued recourse liability	408,835	333,265

Accrued expenses	292,660	309,000

Other	181,367	158,356

Total current liabilities	2,093,441	2,815,058

Long-term debt and capital lease obligation	2,781,685	2,816,809

Total liabilities	4,875,126	5,631,867

Shareholders’ Equity
Preferred shares- without par value;
authorized 500,000; none issued
Common shares- without par value;
authorized 5,000,000; issued and outstanding 2,605,233 shares on October 3 and April 3	2,806,482	2,806,482

Retained earnings	1,087,080	1,586,283

Total shareholders’ equity	3,893,562	4,392,765

Total Liabilities and Shareholders’ Equity	$8,768,688	$10,024,632

See notes to consolidated financial statements.

SHOPSMITH INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

	Three Months Ended		Six Months Ended

	October 2,	October 3,	October 2,	October 3,
	1999	1998	1999	1998

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$4,036,953	$3,607,126	$7,763,999	$6,949,043

Cost of products sold	1,835,698	1,745,194	3,532,367	3,237,101

Gross margin	2,201,255	1,861,932	4,231,632	3,711,942

Selling expenses	1,844,804	1,451,401	3,864,984	2,971,141

Administrative expenses	452,193	528,121	1,000,248	937,829

Total operating expenses	2,296,997	1,979,522	4,865,232	3,908,970

Income (loss) from operations	(95,742)	(117,590)	(633,600)	(197,028)

Interest income	5,970	20,091	26,125	59,367

Interest expense	(68,130)	—	(134,750)	—

Other income, net	2,748	5,975	7,022	9,759

Income (loss) before income taxes	(155,154)	(91,524)	(735,203)	(127,902)

Income tax benefit	40,000	31,758	236,000	44,382

Net income (loss)	(115,154)	(59,766)	(499,203)	(83,520)

Retained earnings:

Beginning	1,202,234	2,275,598	1,586,283	2,299,352

Ending	$1,087,080	$2,215,832	$1,087,080	$2,215,832

Net income (loss) per common share (Note 3)
Basic	$(0.04)	$(0.02)	$(0.19)	$(0.03)

Diluted	$(0.04)	$(0.02)	$(0.19)	$(0.03)

See notes to consolidated financial statements.

SHOPSMITH INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended

	October 2,	October 3,
	1999	1998

	(Unaudited)	(Unaudited)

Cash flows from operating activities:

Net income (loss)	$(499,203)	$(83,520)

Adjustments to reconcile net income (loss) to cash provided from operating activities:

Depreciation and amortization	133,749	97,997

Provision for doubtful accounts	79,069	75,388

Deferred income taxes	(236,000)	(8,000)

Cash provided from (required for) changes in assets and liabilities:

Restricted cash	(2,940)	116,333

Accounts receivable	222,443	(291,106)

Inventories	(133,873)	(797,020)

Other assets	(307,637)	(168,023)

Accounts payable and customer advances	(603,564)	(205,656)

Other current liabilities	(188,620)	(569,304)

Cash provided from (used in) operating activities	(1,536,576)	(1,832,911)

Cash flows from investing activities:

Maturity of short-term investments	989,122	1,842,662

Property additions	(75,710)	(114,262)

Cash provided from (used in) investing activities	913,412	1,728,400

Cash flows from financing activities:

Common shares repurchased	—	4,594

Payments on long-term debt and capital lease obligation	(35,124)	(67,787)

Cash provided from (used in) financing activities	(35,124)	(63,193)

Net increase (decrease) in cash	(658,288)	(167,704)

Cash:

Beginning	1,005,371	316,669

Ending	$347,083	$148,965

See notes to consolidated financial statements.

SHOPSMITH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	In the opinion of management, all adjustments (consisting of only normal and recurring adjustments) have been made as of October 2, 1999 and October 3, 1998 to present the financial statements fairly. However, the results of operations for the three months and six months then ended are not necessarily indicative of results for the fiscal year. The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the annual financial statements. The financial statements accompanying this report should be read in conjunction with the financial statements and notes thereto included in the Annual Report to Shareholders for the year ended April 3, 1999.

2.	The provision for income taxes is as follows:

	Three Months Ended		Six Months Ended

	10/2/99	10/3/98	10/2/99	10/3/98

Income tax benefit:

Current	$—	$11,758	$—	$36,382

Deferred	40,000	20,000	236,000	8,000

Change in valuation allowance	—	—	—	—

Total	$40,000	$31,758	$236,000	$44,382

Provisions for recoverable income taxes have been computed at statutory rates. Resulting deferred tax assets amounting to $1,295,000 at October 2, 1999 and $1,059,000 at April 3, 1999 reflect temporary differences in accounting for assets and liabilities for financial reporting and tax purposes and the accumulation of tax benefits arising from the carryforward of operating losses and tax credits. The Company believes that it is more likely than not that these assets are realizable and represent its best estimate based on the available evidence as prescribed in SFAS 109. If the Company is unable to generate sufficient income in the future through operating results, an increase in the valuation allowance will be required through a charge to expense.

3.	Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if stock options had been converted into common stock. The following reconciles amounts reported in the financial statements:

	Three months ended		Six months ended

	10/2/99	10/3/98	10/2/99	10/3/98

Net income (loss)	$(115,154)	$(59,766)	$(499,203)	$(83,520)

Weighted average shares	2,605,233	2,602,970	2,605,233	2,600,661

Additional dilutive shares	—	—	—	—

Total dilutive shares	2,605,233	2,602,970	2,605,233	2,600,661

Basic earnings (loss) per share	$(0.04)	$(0.02)	$(0.19)	$(0.03)

Diluted earnings (loss) per share	$(0.04)	$(0.02)	$(0.19)	$(0.03)

There were no additional dilutive shares included in the computation at October 2, 1999 and October 3, 1998 because the effects of related stock options were anti-dilutive.

4.	The Company is utilizing SFAS No. 130, “Reporting Comprehensive Income.” This Statement establishes standards for reporting and displaying comprehensive income and its components. Components of comprehensive income, as it applies to the Company, would include the write-up or write-down of securities held for sale to market value. The effects of such adjustments to comprehensive income for fiscal 2000 and 1999 are not material and do not affect the Company’s reported results of operations or financial position.

5.	A revolving credit agreement expires on July 31, 2000. The agreement provides for maximum short-term borrowing of $500,000 with interest charged at one-half of one percent over the Bank’s prime rate. The agreement requires compliance with certain minimum net worth, working capital and other miscellaneous covenants. Substantially all tangible assets, except for land and building subject to a mortgage agreement, are pledged as collateral.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales increased in the second quarter of the current year to $4,037,000, up by 12% from $3,607,000 reported a year ago. On a year- to -date basis sales have improved by $815,000 since last year to $7,764,000. Such increases are mostly the result of expanded demonstration sales efforts. Gross margins improved on the higher volume in the quarter to $2,201,000 and $4,231,000 year-to-date resulting in improvements of $339,000 and $520,000 respectively over last year.

Total operating expenses increased by $317,000 in the current quarter to $2,297,000 and by $956,000 to $4,865,000 for the six months reflecting management’s stepped up selling and promotional efforts primarily in its demonstration sales channel. Net interest costs rose in the year due to financing costs associated with the December 31, 1998 purchase of the Company’s 6530 Poe Avenue facility. In addition, fewer idle funds were available for investment in the first half of fiscal 2000.

Provisions for recoverable income taxes ($40,000 and $236,000 for the quarter and six months of FY2000 compared to $32,999 and $44,000 in FY1999) are based on estimated annual effective tax rates.

As a result of the above factors, net losses of $115,000 and $499,000 ($.04 and $.19 per basic share) were incurred in the quarter and six months ended October 2, 1999 compared with net losses of $60,000 and $84,000 ($.02 and $.03 per basic share) the year before.

Liquidity and Financial Position

Cash used in operations for the first six months of the current fiscal year totaled $1,537,000 compared to $1,833,000 last year. The net loss of $499,000 coupled with liquidation of current liabilities were the main reasons for the cash usage in the current year. Expansion of accounts receivable; increased inventories and liquidation of current liabilities were the main uses of cash for the preceding year. Maturing short-term investments of $989,000 and $1,842,000 were utilized in fiscal 2000 and 1999 respectively to fund operating cash requirements.

The Company’s assets include $1,295,000 of deferred income tax assets at October 2, 1999. Presently, the Company believes that these assets are realizable and represent management’s best estimate based on the weight of available evidence as prescribed in SFAS 109. Management will continue to evaluate these assets and the need for additional valuation allowances based on near-term operating results and longer-term projections. If the Company is unable to generate sufficient operating income in the future, the valuation allowance will have to be increased by means of a charge against operating results.

The current ratio was 2.16 to 1 at October 2, 1999 compared to 2.12 to 1 at the beginning of the fiscal year. The debt to equity ratio improved slightly to 1.25 to 1 from 1.28 to 1 during that same period.

The Company has now experienced operating losses for six consecutive quarters. Continuation of operating losses will negatively affect the Company’s liquidity both (a) as a result of negative cash flow caused by the losses, and (b) by putting the Company in the position of failing to satisfy the conditions applicable to drawing under the Company’s line of credit.

Year 2000 Impact

The year 2000 issue is related to computer software utilizing two digits rather than four to define the year. As a result, any of the Company’s computer programs or any of the Company’s suppliers that have date sensitive software may cause system failures or generate incorrect data.

The Company has identified and acted upon information technology applications requiring modification to ensure year 2000 compliance. Evaluation and testing of on-going programs has been completed. Also, replacement of certain of these systems has been effected. Non-information technology systems have been evaluated and known deficiencies have been addressed. While no formal contingency plan has been adopted, the Company believes that it will be able to address Year 2000 issues as they arise without material disruption of its business.

The Company has communicated with its major suppliers and financial institutions to assess the impact on the Company’s operations should they fail to achieve Year 2000 compliance. Based on responses to date, many of these third parties indicate that compliance programs are in place without specific confirmation of year 2000 compliance.

Costs incurred to date for year 2000 activities have not been material to the Company. Also, the Company believes that, based on current estimates, the total costs of compliance will not have a material adverse impact on results of operations or financial condition.

Achievement of year 2000 compliance is subject to a variety of risks beyond the Company’s control, including continued availability of personnel and preparedness of third parties. The failure of the Company, its customers, vendors and governmental authorities to achieve year 2000 readiness could adversely affect the Company’s operations and/or financial condition. Year 2000 failures could adversely affect aspects of the business such as procurement of materials, scheduling of selling events, processing of sales orders and functioning of the Company’s Internet web pages.

Forward Looking Statements

The foregoing discussion and the Company’s consolidated financial statements contain certain forward-looking statements that involve risks and uncertainties, including but not limited to the following: (a) the adequacy of operating cash flows together with currently available working capital to finance the operating needs of the Company, (b) generation of future taxable income to utilize existing deferred tax assets, (c) successful implementation of Year 2000 compliance by the Company and its suppliers and (d) the Company’s ability to effectively address any other Year 2000 issues.

Item 3. Quantitative and qualitative disclosures about market risk

      Not applicable.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Shareholders

The Company held its Annual Meeting of Shareholders on July 28, 1999. At the meeting, shareholders (a) elected messrs. Robert L. Folkerth and Brady L. Skinner as directors of the Company and (b) approved the appointment of Crowe, Chizek and Company LLP as independent public accountants for the Company. Votes were tabulated as follows:

				Broker
Issue	For	Against	Withheld	Non votes
Election of Directors:

Robert L. Folkerth	2,058,763	173,328	0	0

Brady L. Skinner	2,123,830	108,261	0	0

Appointment:

Crowe, Chizek and Company LLP	2,204,455	12,656	14,980	0

      Directors continuing in office were John L. Folkerth, J. Michael Herr and Edward A. Nicholson.

Item 6. Exhibits and Reports on form 8-K

(a) Exhibits:

(27) Financial Data Schedule for the period ended October 2, 1999

(b) Reports on Form 8-K:

      None

SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHOPSMITH, INC

By /s/ John L. Folkerth

John L. Folkerth
Chairman of the Board President and Chief Executive Officer

By /s/ Mark A. May

Mark A. May
Principal Financial and Accounting Officer

Date: November 11, 1999