Form 10-Q
period 2000-01-01
SHOPSMITH INC
filed 2000-02-11
CIK 89925

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15 (d)
Of the Securities Exchange Act of 1934

For the quarter ended—              Commission File Number 0-9318
January 1, 2000

SHOPSMITH, INC.
—————————————————————————————————
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

Yes   X   No ___

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of January 20, 2000.

Common shares, without par value: 2,605,233 shares.

SHOPSMITH, INC. AND SUBSIDIARIES

INDEX

Page No.
Part I. Financial information:

Item 1. Financial Statements

Consolidated Balance Sheets-

January 1, 2000 and April 3, 1999	3-4

Statements of Consolidated Operations and Retained Earnings

Three and Nine Months Ended January 1, 2000 and January 2, 1999	5

Consolidated Statements of Cash Flows-

Three and Nine Months Ended January 1, 2000 and January 2, 1999	6

Notes to Consolidated Financial Statements	7-8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-10

Item 3. Quantitative and qualitative disclosures about market risk	10

Part II. Other Information	11

SHOPSMITH INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 1,	April 3,
	2000	1999

	(Unaudited)
ASSETS

Current Assets:

Cash	$513,229	$1,005,371

Restricted cash	111,664	101,249

Short-term investments	—	989,122

Accounts receivable:

Trade, less allowance for doubtful accounts:

$333,783 on January 1 and $450,677 on April 3	619,696	758,548

Inventories	2,829,515	2,410,908

Deferred income taxes (Note 2)	450,000	475,000

Prepaid expenses	444,852	225,157

Total current assets	4,968,956	5,965,355

Properties:

Land, building and improvements	3,161,199	3,151,407

Machinery, equipment and tooling	6,595,337	6,505,258

Total cost	9,756,536	9,656,665

Less accumulated depreciation and amortization	6,409,664	6,200,696

Net properties	3,346,872	3,455,969

Deferred income taxes (Note 2)	827,000	584,000

Other assets	19,311	19,308

Total assets	$9,162,139	$10,024,632

Continued

SHOPSMITH INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 1,	April 3,
	2000	1999

	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	$1,019,421	$1,342,957

Current portion of long-term debt and capital lease obligation	92,452	81,219

Customer advances	13,296	25,788

Accrued liabilities:

Compensation, employee benefits and payroll taxes	325,468	377,453

Sales taxes payable	126,532	187,020

Accrued recourse liability	449,837	333,265

Accrued expenses	311,107	309,000

Other	164,088	158,356

Total current liabilities	2,502,201	2,815,058

Long-term debt and capital lease obligation	2,753,134	2,816,809

Total liabilities	5,255,335	5,631,867

Shareholders’ Equity

Preferred shares- without par value; authorized 500,000; none issued

Common shares- without par value; authorized 5,000,000; issued and outstanding 2,605,233 shares on January 1 and April 3	2,806,482	2,806,482

Retained earnings	1,100,322	1,586,283

Total shareholders’ equity	3,906,804	4,392,765

Total Liabilities and Shareholders’ Equity	$9,162,139	$10,024,632

See notes to consolidated financial statements.

SHOPSMITH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended

	January 1,	January 2,	January 1,	January 2,
	2000	1999	2000	1999

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$4,954,240	$4,025,426	$12,718,239	$10,974,469

Cost of products sold	2,225,453	2,052,951	5,757,820	5,290,052

Gross margin	2,728,787	1,972,475	6,960,419	5,684,417

Selling expenses	2,212,452	1,980,885	6,077,436	4,952,026

Administrative expenses	429,632	475,860	1,429,880	1,413,689

Total operating expenses	2,642,084	2,456,745	7,507,316	6,365,715

Income (loss) from operations	86,703	(484,270)	(546,897)	(681,298)

Interest income	8,600	22,669	34,725	82,036

Interest expense	(67,553)	—	(202,303)	—

Other income, net	3,492	1,060	10,514	10,819

Income (loss) before income taxes	31,242	(460,541)	(703,961)	(588,443)

Income tax expense ( benefit)	18,000	(142,708)	(218,000)	(187,090)

Net income (loss)	13,242	(317,833)	(485,961)	(401,353)

Retained earnings:

Beginning	1,087,080	2,215,832	1,586,283	2,299,352

Ending	$1,100,322	$1,897,999	$1,100,322	$1,897,999

Net income (loss) per common share (Note 3)
Basic	$0.01	$(0.12)	$(0.19)	$(0.15)

Diluted	$0.01	$(0.12)	$(0.19)	$(0.15)

See notes to consolidated financial statements.

SHOPSMITH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

	Nine Months Ended

	January 1,	January 2,
	2000	1999

	(Unaudited)	(Unaudited)
Cash flows from operating activities:

Net income (loss)	$(485,961)	$(401,353)

Adjustments to reconcile net income (loss) to cash provided from operating activities:

Depreciation and amortization	208,968	147,800

Provision for doubtful accounts	128,572	119,802

Deferred income taxes	(218,000)	(182,971)

Cash provided from (required for) changes in assets and liabilities:

Restricted cash	(10,415)	164,580

Accounts receivable	126,849	(50,078)

Inventories	(418,607)	(512,156)

Other assets	(219,698)	(43,626)

Accounts payable and customer advances	(336,028)	(136,918)

Other current liabilities	(104,631)	(516,025)

Cash provided from (used in) operating activities	(1,328,951)	(1,410,945)

Cash flows from investing activities:

Maturity of short-term investments	989,122	1,828,911

Property additions	(99,871)	(3,134,050)

Cash provided from (used in) investing activities	889,251	(1,305,139)

Cash flows from financing activities:

Proceeds from long-term debt	—	2,862,125

Common shares repurchased	—	4,594

Payments on long-term debt and capital lease obligation	(52,442)	(67,787)

Cash provided from (used in) financing activities	(52,442)	2,798,932

Net increase (decrease) in cash	(492,142)	82,848

Cash:

Beginning	1,005,371	316,669

Ending	$513,229	$399,517

See notes to consolidated financial statements.

SHOPSMITH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	In the opinion of management, all adjustments (consisting of only normal and recurring adjustments) have been made as of January 1, 2000 and January 2, 1999 to present the financial statements fairly. However, the results of operations for the three months and nine months then ended are not necessarily indicative of results for the fiscal years. The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the annual financial statements. The financial statements accompanying this report should be read in conjunction with the financial statements and notes thereto included in the Annual Report to Shareholders for the year ended April 3, 1999.

2.	The provision for income taxes is as follows:

	Three Months Ended		Nine Months Ended

	1/1/00	1/2/99	1/1/00	1/2/99

Income tax expense (benefit):

Current	$—	$—	$—	$—

Deferred	18,000	(159,708)	(218,000)	(204,090)

Change in valuation allowance	—	17,000	—	17,000

Total	$18,000	$(142,708)	$(218,000)	$(187,090)

Provisions for recoverable income taxes have been computed at statutory rates. In the periods ending January 2, 1999 the recoverable tax provision was reduced by a valuation allowance $17,000 for tax credits expiring in 1999. Resulting deferred tax assets amounting to $1,277,000 at January 1, 2000 and $1,059,000 at April 3, 1999 reflect the impact of temporary differences between the amount of assets and liabilities recorded for financial reporting purposes and such amounts as measured by tax laws and regulations. The Company believes that it is more likely than not that these assets are realizable and represent its best estimate based on the available evidence as prescribed in SFAS 109. If the Company is unable to generate sufficient income in the future through operating results, an increase in the valuation allowance will be required through a charge to expense.

3.	Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if stock options had been converted into common stock. The following reconciles amounts reported in the financial statements:

	Three months ended		Nine months ended

	1/1/00	1/2/99	1/1/00	1/2/99

Net income (loss)	$13,242	$(317,833)	$(485,961)	$(401,353)

Weighted average shares	2,605,233	2,602,970	2,605,233	2,600,661

Additional dilutive shares	2,826	—	—	—

Total dilutive shares	2,608,059	2,602,970	2,605,233	2,600,661

Basic earnings (loss) per share	$0.01	$(0.12)	$(0.19)	$(0.15)

Diluted earnings (loss) per share	$0.01	$(0.12)	$(0.19)	$(0.15)

4.	The Company is utilizing SFAS No. 130, “Reporting Comprehensive Income.” This Statement establishes standards for reporting and displaying comprehensive income and its components. Components of comprehensive income, as it applies to the Company, would include the write-up or write-down of securities held for sale to market value. The effects of such adjustments to comprehensive income for fiscal 2000 and 1999 are not material and do not affect the Company’s reported results of operations or financial position.

5.	A revolving credit agreement expires on July 31, 2000. The agreement provides for maximum short-term borrowing of $500,000 with interest charged at one-half of one percent over the Bank’s prime rate. The agreement requires compliance with certain minimum net worth, working capital and other miscellaneous covenants. Substantially all tangible assets except for land and building are pledged as collateral.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company earned $13,000 or $ .01 per diluted share in the most recent quarter compared to a $318,000 loss ($.12 per diluted share) for the three months ended January 2, 1999. Over the nine months ending on January 1, 2000 and January 2, 1999, the Company experienced net losses of $486,000 and $401,000 or $.19 and $.15 per diluted share respectively.

Third quarter sales increased by 23% to $4,954,000 from $4,025,000 reported for the same quarter in 1999. Sales moved upward on a nine-month basis to $12,718,000 — up by $1,744,000 or 16% from $10,974,000 of sales last year. These increases relate to the Company’s promotions and were achieved through expanded demonstration sales efforts. Gross margins improved by $756,000 or 38% to $2,729,000 for the most recent three months and to $6,960,000 from $5,684,000 experienced for the first nine months of last year. Such margin improvements were the result of increased sales and improved profitable mix of products sold in fiscal 2000 and also because of inventory loss provisions in 1999.

The Company continued to expand its promotional efforts in the third quarter as total operating expenses increased by 8% to $2,642,000. Such expenses increased by 18% for the year to date to $7,507,000 from $6,366,000 in the same nine months of 1999. Net interest cost rose for the quarter and year to date due to financing costs associated with the December 31, 1998 purchase of the Company’s 6530 Poe Avenue facility. In addition, fewer idle funds were available for investment during the third quarter and year to date.

Provisions for income taxes are based on anticipated annual effective tax rates. A provision for Federal tax expense of $18,000 was recorded in the third quarter of the current fiscal year compared to $143,000 of recoverable taxes in the preceding year. For the years to date, a recoverable tax of $218,000 was provided in the current fiscal year compared to $187,000 in fiscal 1999.

Liquidity and Financial Position

Cash used in operations for the nine months ended January 1, 2000 totaled $1,329,000 compared to $1,411,000 a year ago. Net losses of $486,000 and $402,000 together with increases in inventory levels to meet additional product demand and liquidation of current liabilities were the main reasons for cash usage in both years. Maturing short-term investments of $989,000 and $1,829,000 were utilized in the current and past year respectively to fund the operating cash requirements.

The Company’s assets include $1,277,000 of deferred income tax assets at January 1, 2000. Presently, the Company believes that these assets are realizable and represent management’s best estimate based on the weight of available evidence as prescribed in SFAS 109. Management will continue to evaluate these assets and the need for additional valuation allowances based on near-term operating results and longer-term projections. If the Company is unable to generate sufficient operating income in the future, the valuation allowance will have to be increased by means of a charge against operating results.

The current ratio was 1.99 to 1 at January 1, 2000 compared to 2.12 to 1 at the beginning of the fiscal year. The debt to equity ratio increased slightly to 1.35 to 1 from 1.28 to 1 during that same period.

The Company returned to profitability in the third quarter of fiscal 2000 after experiencing operating losses for the previous six quarters. Low profitability or further losses will negatively affect the Company’s liquidity both (a) as a result of negative cash flow, and (b) by putting the Company in the position of failing to satisfy the conditions applicable to drawing under the line of credit.

Year 2000 Impact

The year 2000 issue was related to computer software utilizing two digits rather than four to define the year. As a result, any of the Company’s computer programs or any of the Company’s suppliers having date sensitive software could have caused system failures or generation of incorrect data. No significant year 2000 issues have occurred through the current date.

Forward Looking Statements

The foregoing discussion and the Company’s consolidated financial statements contain certain forward-looking statements that involve risks and uncertainties, including but not limited to the following: (a) the adequacy of operating cash flows together with currently available working capital to finance the operating needs of the Company and (b) generation of future taxable income to utilize existing deferred tax assets.

Item 3. Quantitative and qualitative disclosures about market risk.

      Not applicable.

PART II. OTHER INFORMATION

Item 6.

(a)	Exhibits:

(27)	Financial Data Schedule for the period ended January 1, 2000

(b)	Reports on Form 8-K:

None

SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHOPSMITH, INC.

By /s/ John R. Folkerth ——————————— John R. Folkerth Chairman of the Board President and Chief Executive Officer

By /s/ Mark A. May ——————————— Mark A. May Principal Financial and Accounting Officer

Date: February 11, 2000