Form 10-K
period 2000-04-01
SHOPSMITH INC
filed 2000-06-27
CIK 89925

SHOPSMITH, INC.

10-K REPORT

FOR THE

YEAR ENDED APRIL 1, 2000

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended April 1, 2000

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from __________________ to __________________

Commission file number 0-9318

SHOPSMITH, INC.

(Exact name of registrant as specified in its charter)

Ohio	31-0811466

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6530 Poe Avenue, Dayton, Ohio	45414

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (937) 898-6070

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange on
Title of Each Class	which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Shares

(Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 30, 2000 was $1,506,085.

      Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of May 30, 2000. Common Shares, without par value: 2,605,233 shares.

DOCUMENTS INCORPORATED BY REFERENCE

      Shopsmith, Inc. Annual Report to Shareholders for the year ended April 1, 2000 — Only such portions of the Annual Report as are specifically incorporated by reference under Part I and II of this Report shall be deemed filed as part of this Report.

      Shopsmith, Inc. Proxy Statement for its Annual Meeting of Shareholders to be held July 26, 2000 — Definitive copies of the Proxy Statement will be filed with the Commission within 120 days after the end of the Company’s fiscal year. Only such portions of the Proxy Statement as are specifically incorporated by reference under Parts II and III of this Report shall be deemed filed as part of this Report.

PART I

ITEM 1. Business

      Shopsmith, Inc., an Ohio corporation organized in 1972 (the “Company”), is engaged in the production and marketing of power woodworking tools designed primarily for the home workshop. The principal line of power tools marketed under the name “Shopsmith,” a registered trademark, dates back to 1946 and was purchased by the Company in 1972.

      The line is built around the Shopsmith MARK V, a multi-purpose tool, and includes separate function special purpose tools that may be mounted on the MARK V or used independently. The Company distributes these tools directly to consumers through demonstration programs (at which sales representatives solicit orders), telephone sales solicitation, Internet and mail order. During the fiscal year ended April 1, 2000, Shopsmith branded products accounted for substantially all of the net sales of the Company. The Company manufactures a substantial majority of products sold (as measured by sales dollar volume).

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

      Other products include MARK V accessories such as a lathe duplicator, which allows a woodworker to duplicate original turnings and a dust collector that, when used with the appropriate fixtures for the MARK V and other Shopsmith products, provides for virtually dust-free woodworking.

      The Company also offers a line of accessories to its power tool line. These accessories, only a few of which are manufactured by the Company, include casters, custom saw blades, and molding attachments. Shopsmith accessories are sold directly to the consumer through the same marketing channels used for the Shopsmith power tool line.

Seasonality and Working Capital

      The Company’s business is seasonal, with the rate of incoming orders being lowest during the summer months. Consequently, cash requirements are higher during this period of the fiscal year and the Company generally experiences a tightening of its liquidity position.

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

Competition

      The power woodworking equipment business is highly competitive and the MARK V and the Company’s other products must compete against the single purpose tools sold by Delta, Power Matic, Black and Decker, Sears and other domestic and foreign corporations.

      The Company considers quality, customer service, method of marketing, price and value to be the principal bases of competition in the power woodworking equipment industry.

Research and Development

      From time to time, the Company engages in limited research and development programs to develop new products, and to improve existing products and current operating methods. Research and development costs were not material in 2000, 1999 and 1998.

Employees

      The total number of persons employed by the Company (both full and part time) as of June 1, 2000 was 127. The Company considers its employee relations to be satisfactory, and to date the Company has not experienced a work stoppage due to a labor dispute. The Company has no collective bargaining contracts.

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

      The buildings and the Company’s machinery and equipment are well maintained. The Company’s production facility currently operates one shift per day. The Company purchased its manufacturing and headquarters building from its former landlord in December 1998. The Hilliard, Ohio retail facilities are leased until February 2004 with four – three year renewal options available thereafter. The store was closed in March 1999, and the Company is seeking sub-tenants for the premises.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

      None.

EXECUTIVE OFFICERS OF THE COMPANY

      Officers are elected annually by the Board of Directors. The executive officers of the Company are as follows:

Name	Age	Position

John R. Folkerth	67	Chairman of the Board, President and Chief Executive Officer

Robert L. Folkerth	43	Vice President, Sales and Marketing, and Director

Lawrence R. Jones	61	Vice President, Operations

Mark A. May	41	Vice President of Finance, Treasurer and Chief Financial Officer

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

      Lawrence R. Jones was named Vice President of Operations in August 1999. He served as president of Superay Tool Co., a manufacturer of Air tools from 1996 through 1998. After 1998 and before employment with the Company, Mr. Jones served as President of ZLL Marketing, a consulting/sourcing firm.

      Mark A. May was named Vice President of Finance and Chief Financial Officer in February 2000. Mr. May has served the Company’s finance department since 1980.

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

      The market and shareholder information required by Item 5 is set forth under the heading “Shareholders’ Information” p.22 in the Company’s Annual Report to Shareholders for the year ended April 1, 2000 (which report is included as Exhibit 13.1 to this Report). Such information is incorporated herein by reference.

      There are certain debt covenant requirements described in Note 3 of the Company’s Annual Report for the year ended April 1, 2000. The Company paid no dividends in the fiscal years ended April 1, 2000 and April 3, 1999.

      As more fully indicated in Note 6 to the consolidated financial statements included in the Company’s Annual Report to Shareholders for the year ended April 1, 2000, during the fiscal years ended April 4, 1998, April 3, 1999 and April 1, 2000, the Company issued to certain key employees and non-employee directors stock options to purchase Common Shares of the Company under the Company’s 1995 Stock Option Plan, 1997 Stock Option Plan and 2000 Director Stock Option Plan. Shares issuable under the 1997 Stock Option Plan and the 2000 Director Stock Option Plan have not been registered under the Securities Act of 1933, and none of the options under either of such plans has as yet been exercised. The grant of options pursuant to the 1997 Stock Option Plan and the 2000 Director Stock Option Plan was exempt from the registration provisions of the Securities Act of 1933 (i) as a transaction not involving a sale of securities, since no investment decision was required on the part of the option recipients, and/or (ii) under Section 4(2) of such Act as a transaction not involving a public offering. It is anticipated that the Common Shares subject to the options will be registered under the Securities Act of 1933 prior to exercise of the options.

ITEM 6. Selected Financial Data

      The information required by Item 6 is set forth under the heading “Selected Financial Data” (p.21) in the Company’s Annual Report to Shareholders for the year ended April 1, 2000 and is incorporated herein by reference.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The information required by Item 7 is set forth under the heading “Management’s Discussion and Analysis” (p.19) of the Company’s Annual Report to Shareholders for the year ended April 1, 2000 and is incorporated herein by reference.

ITEM 7A. Quantitative and Qualitative Disclosure about Market Risk

      Not Applicable.

ITEM 8. Financial Statements and Supplementary Data

      The information required by Item 8 is set forth at pages 3 through 10 and under the heading “Selected Financial Data” p.21 of the Company’s Annual Report to Shareholders for the year ended April 1,2000 and is incorporated herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

      The information required by Item 10 is incorporated herein by reference from the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held July 26, 2000 except for certain information concerning the executive officers of the Company which is set forth in Part I of this Report.

ITEM 11. Executive Compensation

      The information required by Item 11 is incorporated herein by reference from the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held July 26, 2000.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

      The information required by Item 12 is incorporated herein by reference from the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held July 26, 2000.

ITEM 13. Certain Relationships and Related Transactions

      The information required by item 13 is incorporated herein by reference from the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held July 26, 2000.

PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

	(a)	1.	Financial Statements

The following consolidated financial statements of Shopsmith, Inc. and its subsidiaries are incorporated by reference as part of this Report at Item 8 hereof.

Report of Independent Auditors.

Consolidated Balance Sheets as of April 1, 2000 and April 3, 1999.

Consolidated Statements of Operations for the years ended April 1, 2000, April 3, 1999 and April 4, 1998.

Consolidated Statements of Changes in Shareholders’ Equity for the years ended April 1, 2000, April 3, 1999 and April 4, 1998.

Consolidated Statements of Cash Flows for the years ended April 1, 2000, April 3, 1999 and April 4, 1998.

Notes to Consolidated Financial Statements.

		2.	Financial Statement Schedules

The following Financial Statement Schedules for the years ended April 1, 2000, April 3, 1999 and April 4, 1998 are included in this report.

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

During the quarter ended April 1, 2000, the Company did not file reports on Form 8-K.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHOPSMITH, INC.

By /s/ John R. Folkerth

John R. Folkerth

Chairman of the Board

and Chief Executive Officer

June 7, 2000

Date

Pursuant to the requirements of the Securities

Exchange Act of 1934, this report has been

signed below by the following persons on behalf of

the registrant and in the capacities and on the

dates indicated.

/s/ John R. Folkerth

        /s/
Edward A. Nicholson

John R. Folkerth

Edward A. Nicholson

Chairman of the Board,

Director

Chief Executive Officer and Director

        June 7,
2000

(Principal Executive Officer)

Date

June 7, 2000

Date

/s/ Robert L. Folkerth

/s/ Brady L. Skinner

Robert L. Folkerth

Brady L. Skinner

Vice President, Sales and Marketing,

Director

Director

        June 7,
2000

June 7, 2000

Date

Date

/s/ Mark A. May

        /s/
J. Michael Herr

Mark A. May

J. Michael Herr

Vice President of Finance

Director

(Principal Financial and

        June 7,
2000

Accounting Officer)

Date

June 7, 2000 Date

REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors

Shopsmith, Inc.

Dayton, Ohio

We have audited the financial statements of Shopsmith, Inc. and Subsidiaries as of April 1, 2000 and April 3, 1999 and for the years ended April 1, 2000, April 3, 1999 and April 4, 1998, and have issued our report thereon dated June 7,
2000. The financial statements and report are included in your 2000 Annual
Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Shopsmith, Inc. and
Subsidiaries listed in Item 14. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Crowe, Chizek and Company LLP

Crowe, Chizek and Company LLP

Columbus, Ohio

June 7, 2000

SHOPSMITH
INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

FOR THE
YEARS ENDED April 1, 2000, April 3, 1999 AND, April 4, 1998

COLUMN A

COLUMN B

COLUMN C

COLUMN D

COLUMN E

BALANCE

CHARGED

BALANCE

AT

TO COST

DEDUCTION

AT

BEGINNING

AND

FROM

END

DESCRIPTION

OF YEAR

EXPENSES

RESERVE

OF YEAR

Reserves deducted from assets
to which they apply:

YEAR ENDED

April 1, 2000

        Allowance for
doubtful accounts
receivable

$
450,677

$
292,989

$
126,021

$
615,645

YEAR ENDED

April 3, 1999

        Allowance for
doubtful accounts
receivable

$
317,408

$
134,519

$
1,250

$
450,677

YEAR ENDED

April 4, 1998

        Allowance for
doubtful accounts
receivable

$
342,617

$
99,528

$
124,737

$
317,408

SHOPSMITH, INC.

INDEX TO EXHIBITS

Exhibit No.
and Document

3.

Articles of Incorporation and By-laws

3.1

        Amended Articles of
Incorporation of Shopsmith, Inc., filed as Exhibit 4.1 to the

*

        Company's
Registration Statement on Form S-8 (Reg. No. 33-26463).

3.2

        Amended Code of Regulations
of Shopsmith, Inc., filed as Exhibit 4.2 to the

*

        Company's
Registration Statement on Form S-8 (Reg. No. 33-26463).

4.

Instruments Defining the Rights of Security Holders, Including Indentures

4.1

Loan and Security Agreement, dated as of September 1, 1989

*

among Shopsmith, Inc., Shopsmith Woodworking Promotions, Inc.,

Shopsmith Canada Inc., and Huntington National Bank, including the form of the Revolving Note issued in connection therewith. Filed as

Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 1990.

4.2

First Amendment to Loan and Security Agreement, dated July 11,

*

1990 among Shopsmith, Inc., Shopsmith Woodworking Promotions, Inc.,

Shopsmith Canada, Inc., Shopsmith Woodworking Centers Ltd. Co., and

Huntington National Bank, including the form of the Revolving Note issued in connection therewith. Filed as Exhibit 4.2 to the

Company's Annual Report on Form 10-K for the year ended March 31, 1991

4.3

Second Amendment to Loan and Security Agreement, dated April 23, 1991

*

among Shopsmith, Inc., Shopsmith Woodworking Promotions, Inc.,

Shopsmith Canada Inc., Shopsmith Woodworking Centers Ltd. Co.

and Huntington National Bank, including the form of the Revolving

Note issued in connection therewith. Filed as Exhibit 4.3 to the

Company's Annual Report on Form 10-K for the year ended March 31, 1991.

4.4

Third Amendment to Loan and Security Agreement, dated June 21,

*

1993 among Shopsmith, Inc., Shopsmith Woodworking Promotions, Inc.,

Shopsmith Canada Inc., Shopsmith Woodworking Centers Ltd. Co., and

Huntington National Bank, including the form of the Revolving Note issued in connection therewith. Filed as exhibit 4.4 to the

Company's Annual Report on Form 10-K for the year ended April 3, 1993.

4.5

Note Modification Agreement, dated as of June 21, 1993 among

*

Shopsmith, Inc., Shopsmith Woodworking Promotions, Inc., Shopsmith

Canada Inc., Shopsmith Woodworking Centers Ltd. Co. and the

Huntington National Bank. Filed as exhibit 4.5 to the Company's

Annual Report on Form 10- K for the year ended April 3, 1993.

4.6

Fourth Amendment to Loan and Security Agreement dated October 5, 1993

*

among Shopsmith, Inc., Shopsmith Woodworking Promotions, Inc.,

Shopsmith Canada Inc., Shopsmith Woodworking Centers Ltd. Co.,

and Huntington National Bank. Filed as Exhibit 4.6 to the Company's

        Current Report on Form 8-K
dated November 1, 1993.

4.7

Letter agreement dated April 26, 1994 between Huntington National Bank

*

and Shopsmith, Inc., Shopsmith Woodworking Promotions, Inc., Shopsmith

Canada Inc., and

Exhibit No.
and Document

Shopsmith Woodworking Centers Ltd. Co. Filed as exhibit 4.9 to the

Company's Annual Report on Form 10-K for the year ended April 2, 1994.

4.8

Fifth Amendment to Loan and Security Agreement dated June 30,

*

1995 between Huntington National Bank and Shopsmith, Inc. Filed as

exhibit 4.12 to the Company's quarterly report on Form 10-Q for the quarter ended July 1, 1995.

4.9

Sixth Amendment to Loan and Security Agreement dated July 1,

*

1996 between Huntington National Bank and Shopsmith, Inc. Filed as

exhibit 4.12 to the Company's quarterly report on Form 10-Q for the quarter ended September 28, 1996.

4.10

Promissory note and mortgage dated December 31, 1998 between

*

Mid-States Development Company and the Company related to the purchase of the 6530 Poe Avenue, Dayton, Ohio property. Filed as exhibit 4.10 to the Company's quarterly report on Form 10-Q for the quarter ended January 2, 1999.

4.11

Eighth Amendment to Loan and Security Agreement dated July 31, 1999

*

between Huntington National Bank and Shopsmith, Inc. Filed as

exhibit 4.11 to the Company's quarterly report on Form 10-Q for the quarter ended July 3, 1999.

10.

Material Contracts

        Management Contracts and
Compensatory Plans or Arrangements

10.1

Plan for Providing Tax Return Preparation for Chief Executive

*

Officer, as adopted by the Company's Board of Directors on

February 14, 1985. Filed as exhibit 10.3 to the Company's Annual

Report on Form 10-K for the year ended April 3, 1993.

10.2

1984 Stock Option Plan, as amended on February 9, 1987 and

*

June 11, 1992. Filed as exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended April 5, 1997.

10.3

Shopsmith, Inc. 1988 Director Option Plan, effective September 1, 1988,

*

        as amended on July 29, 1989,
June 11, 1992 and July 31, 1996. Filed as

exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended April 5, 1997.

10.4

Disability Plan for Executive Officers, as adopted by the

*

Company's Board of Directors on November 5, 1991. Filed as Exhibit

10.13 to the Company's Annual Report on Form 10-K for the year ended

March 31, 1992.

10.5

Nonstatutory Stock Option granted by the Company on June 21,

*

1993 to John R. Folkerth for the purchase, for a period of 10 years from the date of grant of 20,000 Common Shares of the Company at a purchase price of $3.00 per share. Filed as Exhibit 10.7.1 to the

Company's Annual Report on Form 10-K for the year ended April 2, 1994.

10.6

Incentive compensation plan in effect for the fiscal year

*

ended April 1, 1995 (A substantially identical plan was adopted for the fiscal years to end March 30, 1996, April 5, 1997, April 4,

1998, April 3, 1999 and April 1,2000.). Filed as Exhibit 10.7.2 to

the Company's Annual Report on Form 10-K for the year ended April 1, 1995.

10.7

1995 Stock Option Plan. Filed as exhibit 4.3 to the Company's

*

Registration Statement

Exhibit No.
and Document

on Form S-8 (Reg. No. 33-64663).

10.8

Amendment to Shopsmith Inc. 1984 Stock Option Plan dated

*

November 5, 1996. Filed as exhibit 10.8 to the Company's Annual

Report on Form 10-K for the year ended April 5, 1997.

10.9

Amendment to Shopsmith, Inc. 1995 Stock Option Plan dated

*

November 5, 1996. Filed as exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended April 5, 1997.

10.10

1997 Stock Option Plan. Filed as exhibit 10.10 to the Company's

Annual Report on Form 10-K for the year ended April 4, 1998.

10.11

2000 Director Stock Option Plan. Filed as exhibit 10.11 to the

**

        Company's Annual Report on
Form 10-K for the year ended April 1, 2000.

10.12

Shopsmith, Inc. Savings Plan, effective April 1, 1997. Filed as

*

exhibit 10.10 to the Company's annual report on Form 10-K for the year ended April 5, 1997.

        Other Material
Contracts

10.13

Purchase agreement, dated September 30, 1998 between Angeles

*

Partners XIV and the Company related to 6530 Poe Avenue, Dayton,

Ohio property. Filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended October 3, 1999.

13.

Annual Report to Security Holders

13.1

Shopsmith, Inc. Annual Report to Shareholders For the year

ended April 1, 2000. Only such portions of the Annual Report as are specifically incorporated by reference under Parts I, II,

and IV of this Report shall be deemed filed as part of this Report

**

21.

Subsidiaries of the Registrant

21.1

Subsidiaries of the Registrant.

**

23.

Consents of Experts and Counsel

23.1

Consent of Crowe, Chizek and Company L.L.P. Independent

Public Accountants to incorporation by reference

**

27.

Financial Data Schedule

27.1

Financial Data Schedule

**

99.

Additional Exhibits

99.1

Shopsmith, Inc. Employee Stock Purchase Plan.

Exhibit No.
and Document

Filed as Exhibit 99.1 to the Company's Current Report on Form

8-K dated August 26, 1993

*

*

Previously filed

**

Filed herewith