Form 10-Q
period 2000-07-01
SHOPSMITH INC
filed 2000-08-11
CIK 89925

SHOPSMITH INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
SHOPSMITH INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
SHOPSMITH INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOW
SHOPSMITH, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and qualitative disclosures about market risk.
PART II. OTHER INFORMATION
EXHIBIT 4.2
EXHIBIT 27

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15 (d)
Of the Securities Exchange Act of 1934

For the quarter ended— July 1, 2000	Commission File Number 0-9318

SHOPSMITH, INC.
(Name of Registrant)

Ohio	31-0811466

(State of Incorporation)	(IRS Employer Identification Number)

6530 Poe Avenue Dayton, Ohio	45414

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone 937-898-6070

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _X_ No ___

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of July 20,2000.

Common shares, without par value: 2,605,233 shares.

SHOPSMITH, INC. AND SUBSIDIARIES

INDEX

Page No.

Part I. Financial information:

Item 1. Financial Statements

Consolidated Balance Sheets —

July 1, 2000 and April 1, 2000	3- 4

Statements of Consolidated Operations and Retained Earnings — Three Months Ended July 1, 2000 and July 3, 1999	5

Consolidated Statements of Cash Flows —

Three Months Ended July 1, 2000 and July 3, 1999	6

Notes to Consolidated Financial Statements	7- 8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and qualitative disclosures about market risk	10

Part II. Other Information	11

SHOPSMITH INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	July 1,	April 1,
	2000	2000

	(Unaudited)
ASSETS

Current Assets:

Cash and equivalents	$102,324	$1,301,387

Restricted cash	105,924	104,970

Accounts receivable:

Trade, less allowance for doubtful accounts:

$709,886 on July 1 and $646,756 on April 1	577,843	622,887

Inventories	2,429,982	2,523,185

Deferred income taxes (Note 2)	573,000	569,000

Prepaid expenses	406,190	426,214

Total current assets	4,195,263	5,547,643

Properties:

Land, building and improvements	3,161,199	3,161,199

Machinery, equipment and tooling	6,583,118	6,568,403

Total cost	9,744,317	9,729,602

Less accumulated depreciation and amortization	6,574,445	6,501,718

Net properties	3,169,872	3,227,884

Deferred income taxes (Note 2)	753,000	757,000

Other assets	5,970	20,833

Total assets	$8,124,105	$9,553,360

Continued

SHOPSMITH INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	July 1,	April 1,
	2000	2000

	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	$791,000	$1,469,298

Current portion of long-term debt and capital lease obligation	189,038	189,038

Customer advances	20,763	26,863

Accrued liabilities:

Compensation, employee benefits and payroll taxes	301,467	372,235

Sales taxes payable	71,474	193,162

Accrued recourse liability	410,946	390,369

Accrued expenses	281,663	298,717

Other	205,617	260,157

Total current liabilities	2,271,968	3,199,839

Long-term debt and capital lease obligation	2,622,355	2,640,445

Total liabilities	4,894,323	5,840,284

Shareholders’ Equity:

Preferred shares- without par value; authorized 500,000; none issued Common shares- without par value; authorized 5,000,000; issued and outstanding 2,605,233 shares on July 1 and on April 1	2,806,483	2,806,482

Retained earnings	423,299	906,594

Total shareholders’ equity	3,229,782	3,713,076

Total Liabilities and Shareholders’ Equity	$8,124,105	$9,553,360

      See notes to consolidated financial statements.

SHOPSMITH INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended

	July 1	July 3
	2000	1999

	(Unaudited)	(Unaudited)

Net sales	$3,669,355	$3,727,046

Cost of products sold	1,734,043	1,696,669

Gross margin	1,935,312	2,030,377

Selling expenses	1,902,515	2,020,180

Administrative expenses	464,536	548,055

Total operating expenses	2,367,051	2,568,235

Loss from operations	(431,739)	(537,858)

Interest income	12,377	20,155

Interest expense	(67,435)	(66,620)

Other income, net	3,502	4,274

Loss before income taxes	(483,295)	(580,049)

Income tax benefit	—	196,000

Net Loss	(483,295)	(384,049)

Retained earnings:

Beginning	906,594	1,586,283

Ending	$423,299	$1,202,234

Net Loss per common share (Note 3)
Basic	$(0.19)	$(0.15)

Diluted	$(0.19)	$(0.15)

      See notes to consolidated financial statements.

SHOPSMITH INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

	Three Months Ended

	July 1	July 3
	2000	1999

	(Unaudited)	(Unaudited)

Cash flows from operating activities:

Net Loss	$(483,295)	$(384,049)

Adjustments to reconcile net loss to cash provided from operating activities:

Depreciation and amortization	72,727	67,264

Provision for doubtful accounts	86,891	39,392

Deferred income taxes	—	(196,000)

Cash provided from (required for) changes in assets and liabilities:

Restricted cash	(954)	(1,541)

Accounts receivable	(21,270)	271,029

Inventories	93,204	(349,564)

Other assets	34,887	(178,100)

Accounts payable and customer advances	(684,398)	(404,358)

Other current liabilities	(264,050)	(146,101)

Cash provided from (used in) operating activities	(1,166,258)	(1,282,028)

Cash flows from investing activities:

Maturity of short-term investments	—	491,794

Property additions	(14,715)	(31,696)

Cash provided from (used in) investing activities	(14,715)	460,098

Cash flows from financing activities:

Common shares repurchased	—	—

Payments on long-term debt and capital lease obligation	(18,090)	(18,178)

Cash provided from (used in) financing activities	(18,090)	(18,178)

Net decrease in cash	(1,199,063)	(840,108)

Cash:

At beginning of period	1,301,387	1,005,371

At end of period	$102,324	$165,263

                  See notes to consolidated financial statements.

SHOPSMITH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	In the opinion of management, all adjustments (consisting of only normal and recurring adjustments) have been made as of July 1, 2000 and July 3, 1999 to present the financial statements fairly. However, the results of operations for the three months then ended are not necessarily indicative of results for the fiscal year. The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the annual financial statements. The financial statements accompanying this report should be read in conjunction with the financial statements and notes thereto included in the Annual Report to Shareholders for the year ended April 1, 2000.

2.	The provision for income taxes is as follows:

	July 1	July 3
	2000	1999

Loss before income taxes	$(483,295)	$(580,049)

Provision for (recoverable) income taxes:

Current	$—	$—

Deferred	(159,000)	(196,000)

Change in valuation allowance	159,000	—

Net provision for (recoverable) income taxes	$—	$(196,000)

The Company has deferred tax assets amounting to $1,326,000 at July 1, 2000 and April 1, 2000 which reflect the impact of temporary differences between the amount of assets and liabilities recorded for financial reporting purposes and such amounts as measured by tax laws and regulations. The Company believes that it is more likely than not that these assets are realizable and represent its best estimate based on the available evidence as prescribed in SFAS 109. For the quarter ended July 1, 2000, the Company has reduced its provision for recoverable income taxes by a $159,000 valuation allowance because of the uncertainty of realizing its benefit.

3.	Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if stock options had been converted into common stock. The following reconciles amounts reported in the financial statements:

	Three months ended

	July 1, 2000	July 3, 1999

Net income (loss)	$(483,295)	$(384,049)

Weighted average shares	2,605,233	2,605,233

Additional dilutive shares	—	—

Total dilutive shares	2,605,233	2,605,233

Basic earnings (loss) per share	$(0.19)	$(0.15)

Diluted earnings (loss) per share	$(0.19)	$(0.15)

There were no additional dilutive shares included in the computation at July 1, 2000 and July 3, 1999 because the stock options were anti-dilutive.

4.	A revolving credit agreement has been renewed to expire on July 31, 2001. The agreement provides for maximum short-term borrowing of $500,000 with interest charged at one percent over the Bank’s prime rate. The agreement requires compliance with certain minimum net worth, working capital and other miscellaneous covenants. Substantially all tangible assets except for land and building are pledged as collateral.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

First quarter sales declined to $3,669,000 or 1.6% from $3,727,000 generated a year ago. This decrease in volume is primarily in our demonstration sales channel.

Gross margin rates declined by one percentage point compared to last year. Operating expenses were reduced to $2,367,000 in the current fiscal year from $2,568,000 last year.

Provisions for recoverable Federal income taxes ($0 in FY 2001 and $196,000 in FY 2000) are based on estimated annual effective rates, less a valuation reserve in FY2001.

Because of the factors above, a net loss of $483,000 or $.19 per diluted share was experienced in the quarter ended July 1, 2000 compared to a net loss of $384,000 or $.15 per diluted share for the same period of last year.

Liquidity and Financial Position

Cash used in operations totaled $1,166,000 in the current year compared with $1,282,000 for the first quarter of the preceding year. Net losses of $483,000, together with liquidation of current liabilities, were the main reasons for the cash usage in the current quarter.

The Company’s assets include $1,326,000 of deferred income tax assets at July 1, 2000. Presently, the Company believes that these assets are realizable and represent management’s best estimate based on the weight of available evidence as prescribed in SFAS 109. For the quarter ended July 1, 2000, the Company has reduced its provision for recoverable income taxes by a $159,000 valuation allowance because of the uncertainty of realizing its benefit. Management will continue to evaluate these assets and the need for additional valuation allowances based on near-term operating results and longer-term projections. If the Company is unable to generate sufficient operating income in the future, the valuation allowance will have to be increased by means of a charge against operating results.

The current ratio was 1.85 to 1 at July 1, 2000 compared to 1.73 to 1 at the beginning of the current fiscal year. The debt to equity ratio improved slightly to 1.52 to 1 from 1.57 to 1 at April 1, 2000.

The Company has now experienced operating losses in the last two fiscal years as well as the current quarter. Continuation of operating losses will negatively affect the Company’s liquidity both (a) as a result of negative cash flow caused by the losses, and (b) by putting the Company in the position of failing to satisfy the conditions applicable to drawing under the Company’s line of credit.

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

      Not applicable.

PART II. OTHER INFORMATION

Item 6.

(a) Exhibits:

(4.12) Ninth Amendment to Loan and Security Agreement dated July 31, 2000 between Huntington National Bank and Shopsmith, Inc.

(27) Financial Data Schedule for the period ended July 1, 2000

(b) Reports on Form 8-K:

      None

SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHOPSMITH, INC.

By /s/ Mark A. May

Mark A. May
Vice President of Finance (Principal Financial and Accounting Officer)

Date: August 11, 2000