Form 10-Q
period 2000-09-30
SHOPSMITH INC
filed 2000-11-14
CIK 89925

Part I. Financial Information
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and qualitative disclosures about market risk.
Exhibit 27

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15 (d)

Of the Securities Exchange Act of 1934

For the quarter ended—	Commission File Number 0-9318
September 30, 2000

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

Yes   X            No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of September 30, 2000.

Common shares, without par value: 2,605,233 shares.

SHOPSMITH, INC. AND SUBSIDIARIES

INDEX

Page No.

Part I Financial information:

Item 1. Financial Statements

Consolidated Balance Sheets-September 30, 2000 and April 1, 2000	3-4

Statements of Consolidated Operations and Retained Earnings — Three and Six Months Ended September 30, 2000 and October 2, 1999	5

Consolidated Statements of Cash Flows-Six Months Ended September 30, 2000 and October 2, 1999	6

Notes to Consolidated Financial Statements	7-8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and qualitative disclosures about market risk	10

Part II Other Information	11

SHOPSMITH INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	April 1,
	2000	2000

	(Unaudited)
ASSETS

Current Assets:
Cash and equivalents	$197,263	$1,301,387
Restricted cash	171,099	104,970

Accounts receivable:
Trade, less allowance for doubtful accounts: $748,268 on September 30 and $646,756 on April 1	624,390	622,887
Inventories	2,354,313	2,523,185
Deferred income taxes (Note 2)	563,000	569,000
Prepaid expenses	384,540	426,214

Total current assets	4,294,605	5,547,643

Properties:
Land, building and improvements	3,161,199	3,161,199
Machinery, equipment and tooling	6,605,455	6,568,403

Total cost	9,766,654	9,729,602
Less accumulated depreciation and amortization	6,647,929	6,501,718

Net properties	3,118,725	3,227,884

Deferred income taxes (Note 2)	763,000	757,000

Other assets	5,970	20,833

Total assets	$8,182,300	$9,553,360

Continued

SHOPSMITH INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	April 1,
	2000	2000

	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$997,238	$1,469,298
Current portion of long-term debt and capital lease obligation	78,121	189,038
Customer advances	10,564	26,863

Accrued liabilities:
Compensation, employee benefits and payroll taxes	230,193	372,235
Sales taxes payable	110,910	193,162
Accrued recourse liability	379,297	390,369
Accrued expenses	240,328	298,717
Other	219,601	260,157

Total current liabilities	2,266,252	3,199,839

Long-term debt and capital lease obligation	2,614,962	2,640,445

Total liabilities	4,881,214	5,840,284

Shareholders’ Equity:
Preferred shares — without par value; authorized 500,000; none issued
Common shares — without par value; authorized 5,000,000; issued and outstanding 2,605,233 shares on September 30 and on April 1	2,806,482	2,806,482
Retained earnings	494,604	906,594

Total shareholders’ equity	3,301,086	3,713,076

Total Liabilities and Shareholders’ Equity	$8,182,300	$9,553,360

See notes to consolidated financial statements.

SHOPSMITH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended

	Sept 30	Oct 2	Sept 30	Oct 2
	2000	1999	2000	1999

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$4,001,309	$4,036,953	$7,670,664	$7,763,999
Cost of products sold	1,900,401	1,835,698	3,634,444	3,532,367

Gross margin	2,100,908	2,201,255	4,036,220	4,231,632

Selling expenses	1,610,753	1,844,804	3,513,268	3,864,984
Administrative expenses	398,650	452,193	863,186	1,000,248

Total operating expenses	2,009,403	2,296,997	4,376,454	4,865,232

Income (Loss) from operations	91,505	(95,742)	(340,234)	(633,600)
Interest income	6,305	5,970	18,682	26,125
Interest expense	(27,804)	(68,130)	(95,239)	(134,750)
Other income, net	1,299	2,748	4,801	7,022

Income (Loss) before income taxes	71,305	(155,154)	(411,990)	(735,203)
Income tax benefit	—	40,000	—	236,000

Net Income (Loss)	71,305	(115,154)	(411,990)	(499,203)

Retained earnings:
Beginning	423,299	1,202,234	906,594	1,586,283

Ending	$494,604	$1,087,080	$494,604	$1,087,080

Net Income (Loss) per common share (Note 3)
Basic	$0.03	$(0.04)	$(0.16)	$(0.19)

Diluted	$0.03	$(0.04)	$(0.16)	$(0.19)

See notes to consolidated financial statements.

SHOPSMITH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

	Six Months Ended

	September 30	October 2
	2000	1999

	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net Loss	$(411,990)	$(499,203)

Adjustments to reconcile net loss to cash provided from operating activities:
Depreciation and amortization	146,211	133,749
Provision for doubtful accounts	150,196	79,069
Deferred income taxes	—	(236,000)

Cash provided from (required for) changes in assets and liabilities:
Restricted cash	(66,129)	(2,940)
Accounts receivable	(162,771)	222,443
Inventories	168,872	(133,873)
Other assets	56,537	(307,637)
Accounts payable and customer advances	(488,359)	(603,564)
Other current liabilities	(323,239)	(188,620)

Cash provided from (used in) operating activities	(930,672)	(1,536,576)

Cash flows from investing activities:
Maturity of short-term investments	—	989,122
Property additions	(37,052)	(75,710)

Cash provided from (used in) investing activities	(37,052)	913,412

Cash flows from financing activities:
Common shares repurchased	—	—
Payments on long-term debt and capital lease obligation	(136,400)	(35,124)

Cash provided from (used in) financing activities	(136,400)	(35,124)

Net decrease in cash	(1,104,124)	(658,288)

Cash:
At beginning of period	1,301,387	1,005,371

At end of period	$197,263	$347,083

See notes to consolidated financial statements.

SHOPSMITH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	In the opinion of management, all adjustments (consisting of only normal and recurring adjustments) have been made as of September 30, 2000 and October 2, 1999 to present the financial statements fairly. However, the results of operations for the six months then ended are not necessarily indicative of results for the fiscal year. The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the annual financial statements. The financial statements accompanying this report should be read in conjunction with the financial statements and notes thereto included in the Annual Report to Shareholders for the year ended April 1, 2000.

2.	The provision for income taxes is as follows:

	Three Months Ended		Six Months Ended
	September 30	October 2	September 30	October 2
	2000	1999	2000	1999

Income (Loss) before income taxes	$71,305	$(115,154)	$(411,990)	$(499,203)

Provision for (recoverable) income taxes:
Current	$—	$—	$—	$—
Deferred	31,000	(40,000)	(128,000)	(236,000)
Change in valuation allowance	(31,000)	—	128,000	—

Net provision for (recoverable) income taxes	$—	$(40,000)	$—	$(236,000)

The Company has deferred tax assets amounting to $1,326,000 at September 30, 2000 and April 1, 2000 which reflect the impact of temporary differences between the amount of assets and liabilities recorded for financial reporting purposes and such amounts as measured by tax laws and regulations. The Company believes that it is more likely than not that these assets are realizable and represent its best estimate based on the available evidence as prescribed in SFAS 109. For the six months ended September 30, 2000, the Company has reduced its provision for recoverable income taxes by a $128,000 valuation allowance because of the uncertainty of realizing its benefit.

3.	Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if stock options had been converted into common stock. The following reconciles amounts reported in the financial statements:

	Three months ended		Six months ended
	September 30, 2000	October 2, 1999	September 30, 2000	October 2, 1999

Net income (loss)	$71,305	$(115,154)	$(411,990)	$(499,203)

Weighted average shares	2,605,233	2,605,233	2,605,233	2,605,233

Additional dilutive shares	—	—	—	—

Total dilutive shares	2,605,233	2,605,233	2,605,233	2,605,233

Basic earnings (loss) per share	$0.03	$(0.04)	$(0.16)	$(0.19)

Diluted earnings (loss) per share	$0.03	$(0.04)	$(0.16)	$(0.19)

There were no additional dilutive shares included in the computation at September 30, 2000 and October 2, 1999 because the stock options were anti-dilutive.

4.	A revolving credit agreement has been renewed and will now expire on July 31, 2001. The agreement provides for maximum short-term borrowing of $500,000 with interest charged at one percent over the Bank’s prime rate. The agreement requires compliance with certain minimum net worth, working capital and other miscellaneous covenants. Substantially all tangible assets except for land and building are pledged as collateral.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Second quarter sales declined to $4,001,000 or 0.9% from $4,037,000 generated a year ago. On a year-to-date basis sales have declined by $93,000 or 1.2% to $7,671,000. Decreases in our demonstration sales channel have more than offset increases in other channels.

Gross margin rates declined by 2.0% compared to the same quarter last year and by 1.8% for the year-to-date.

Through tighter control on expenditures and the deferral of some longer term programs, total operating expenses were reduced by $288,000 to $2,009,000 in the current quarter and by $489,000 to $4,376,000 for the six month period.

Provisions for income taxes ($0 in FY 2001 and $40,000 in FY 2000) are based on estimated annual effective rates and changes in the valuation reserve in FY2001.

With the reduction in operating expenses, a net income of $71,000 or $.03 per diluted share was experienced in the quarter ended September 30, 2000 compared to a net loss of $115,000 or $.04 per diluted share for the same period of last year. Year to date a loss of $412,000 or $.16 per diluted share was incurred, compared to a loss of $499,000 or $.19 per diluted share for the year before.

Liquidity and Financial Position

Cash used in operations for the first six months of the current fiscal year totaled $931,000 compared with $1,537,000 last year. Net losses of $412,000, together with liquidation of current liabilities, were the main reasons for the cash usage in the six months ended September 30, 2000.

The Company’s assets include $1,326,000 of deferred income tax assets at September 30, 2000. Presently, the Company believes that these assets are realizable and represent management’s best estimate based on the weight of available evidence as prescribed in SFAS 109. For the current year through September 30, 2000, the Company has reduced its provision for recoverable income taxes by a $128,000 valuation allowance because of the uncertainty of realizing its benefit. Management will continue to evaluate these assets and the need for additional valuation allowances based on near-term operating results and longer-term projections. If the Company is unable to generate sufficient operating income in the future, the valuation allowance will have to be increased by means of a charge against operating results.

The current ratio was 1.90 to 1 at September 30, 2000 compared to 1.73 to 1 at the beginning of the current fiscal year. The debt to equity ratio improved slightly to 1.48 to 1 from 1.57 to 1 at April 1, 2000.

The Company has now experienced operating losses in the last two fiscal years as well as for the year to date through the first two quarters of the current fiscal year. Continuation of operating losses will negatively affect the Company’s liquidity both (a) as a result of negative cash flow caused by the losses, and (b) by putting the Company in the position of failing to satisfy the conditions applicable to drawing under the Company’s line of credit.

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

      Not applicable.

PART II. OTHER INFORMATION

Item 4.

The company held its Annual Meeting of Shareholders on July 26, 2000. At the meeting, shareholders (a) elected messrs. John R. Folkerth, J. Michael Herr, and Edward A. Nicholson as directors of the Company and (b) approved the appointment of Crowe, Chizek and Company LLP as independent public accountants for the Company. Votes were tabulated as follows:

				Broker
Issue	For	Against	Withheld	Non votes

Election of Directors:
John R. Folkerth	2,214,951		161,712	0
J. Michael Herr	2,253,715		122,948	0
Edward A. Nicholson	2,253,255		123,408	0

Appointment:
Crowe, Chizek, and Company LLP	2,341,577	27,229	7,857	0

Directors continuing in office were Robert L. Folkerth and Brady L. Skinner.

Item 6.

(a)  Exhibits:

(27)  Financial Data Schedule for the period ended September 30, 2000

(b)  Reports on Form 8-K:

      None

SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHOPSMITH, INC.

By /s/ Mark A. May

Mark A. May
Vice President of Finance
(Principal Financial and
Accounting Officer)

Date: November 13, 2000