Form 10-Q
period 2000-12-30
SHOPSMITH INC
filed 2001-02-07
CIK 89925

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15 (d)
Of the Securities Exchange Act of 1934

For the quarter ended—	Commission File Number 0-9318

December 30, 2000

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

                                                                 Yes    X       No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of December 30, 2000.

Common shares, without par value: 2,605,233 shares.

SHOPSMITH, INC. AND SUBSIDIARIES

INDEX

Page No.

Part 1. Financial information:

Item 1. Financial Statements

Consolidated Balance Sheets-

December 30, 2000 and April 1, 2000	3-4

Statements of Consolidated Operations and

Retained Earnings — Three and Nine Months

Ended December 30, 2000 and January 1, 2000	5

Consolidated Statements of Cash Flows-

Nine Months Ended December 30, 2000 and

January 1, 2000	6

Notes to Consolidated Financial Statements	7-8

Item 2. Management’s Discussion and Analysis

of Financial Condition and Results

of Operations	9

Item 3. Quantitative and qualitative disclosures

about market risk	10

Part II. Other Information	11

SHOPSMITH INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 30,	April 1,
	2000	2000
	(Unaudited)

ASSETS

Current Assets:

Cash and equivalents	$217,603	$1,301,387

Restricted cash	173,171	104,970

Accounts receivable:

Trade, less allowance for doubtful accounts:

$743,177 on December 30 and $646,756 on April 1	704,793	622,887

Inventories	2,636,357	2,523,185

Deferred income taxes (Note 2)	563,000	569,000

Prepaid expenses	355,471	426,214

Total current assets	4,650,395	5,547,643

Properties:

Land, building and improvements	3,161,199	3,161,199

Machinery, equipment and tooling	6,617,144	6,568,403

Total cost	9,778,343	9,729,602

Less accumulated depreciation and amortization	6,716,544	6,501,718

Net properties	3,061,799	3,227,884

Deferred income taxes (Note 2)	763,000	757,000

Other assets	2,303	20,833

Total assets	$8,477,497	$9,553,360

Continued

SHOPSMITH INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 30,	April 1,
	2000	2000
	(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	$1,294,140	$1,469,298

Current portion of long-term debt and capital lease obligation	78,121	189,038

Customer advances	17,882	26,863

Accrued liabilities:

Compensation, employee benefits and payroll taxes	224,253	372,235

Sales taxes payable	98,080	193,162

Accrued recourse liability	439,984	390,369

Accrued expenses	250,640	298,717

Other	173,668	260,157

Total current liabilities	2,576,768	3,199,839

Long-term debt and capital lease obligation	2,596,065	2,640,445

Total liabilities	5,172,833	5,840,284

Shareholders’ Equity:

Preferred shares- without par value; authorized 500,000; none issued Common shares- without par value; authorized 5,000,000; issued and outstanding 2,605,233 shares on December 30 and on April 1	2,806,482	2,806,482

Retained earnings	498,182	906,594

Total shareholders’ equity	3,304,664	3,713,076

Total Liabilities and Shareholders’ Equity	$8,477,497	$9,553,360

See notes to consolidated financial statements.

SHOPSMITH INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended

	Dec 30	Jan 1	Dec 30	Jan 1
	2000	2000	2000	2000
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$4,148,057	$4,954,240	$11,818,721	$12,718,239

Cost of products sold	1,935,195	2,225,453	5,569,639	5,757,820

Gross margin	2,212,862	2,728,787	6,249,082	6,960,419

Selling expenses	1,816,925	2,212,452	5,330,193	6,077,436

Administrative expenses	344,421	429,632	1,207,607	1,429,880

Total operating expenses	2,161,346	2,642,084	6,537,800	7,507,316

Income (Loss) from operations	51,516	86,703	(288,718)	(546,897)

Interest income	11,943	8,600	30,625	34,725

Interest expense	(62,125)	(67,553)	(157,364)	(202,303)

Other income, net	2,244	3,492	7,045	10,514

Income (Loss) before income taxes	3,578	31,242	(408,412)	(703,961)

Income tax benefit (Expense)	—	(18,000)	—	218,000

Net Income (Loss)	3,578	13,242	(408,412)	(485,961)

Retained earnings:

Beginning	494,604	1,087,080	906,594	1,586,283

Ending	$498,182	$1,100,322	$498,182	$1,100,322

Net Income (Loss) per common share (Note 3) Basic	$0.00	$0.01	$(0.16)	$(0.19)

Diluted	$0.00	$0.01	$(0.16)	$(0.19)

See notes to consolidated financial statements.

SHOPSMITH INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

	Nine Months Ended

	December 30	January 1
	2000	2000
	(Unaudited)	(Unaudited)

Cash flows from operating activities:

Net Loss	$(408,412)	$(485,961)

Adjustments to reconcile net loss to cash provided from operating activities:

Depreciation and amortization	214,826	208,968

Provision for doubtful accounts	225,885	128,572

Deferred income taxes	—	(218,000)

Cash provided from (required for) changes in assets and liabilities:

Restricted cash	(68,201)	(10,415)

Accounts receivable	(258,176)	126,849

Inventories	(113,172)	(418,607)

Other assets	89,273	(219,698)

Accounts payable and customer advances	(184,139)	(336,028)

Other current liabilities	(377,630)	(104,631)

Cash provided from (used in) operating activities	(879,746)	(1,328,951)

Cash flows from investing activities:

Maturity of short-term investments	—	989,122

Property additions	(48,741)	(99,871)

Cash provided from (used in) investing activities	(48,741)	889,251

Cash flows from financing activities:

Common shares repurchased	—	—

Payments on long-term debt and capital lease obligation	(155,297)	(52,442)

Cash provided from (used in) financing activities	(155,297)	(52,442)

Net decrease in cash	(1,083,784)	(492,142)

Cash:

At beginning of period	1,301,387	1,005,371

At end of period	$217,603	$513,229

See notes to consolidated financial statements.

SHOPSMITH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	In the opinion of management, all adjustments (consisting of only normal and recurring adjustments) have been made as of December 30, 2000 and January 1, 2000 to present the financial statements fairly. However, the results of operations for the nine months then ended are not necessarily indicative of results for the fiscal year. The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the annual financial statements. The financial statements accompanying this report should be read in conjunction with the financial statements and notes thereto included in the Annual Report to Shareholders for the year ended April 1, 2000.

2.	The provision for income taxes is as follows:

	Three months ended		Nine months ended
	December 30	January 1	December 30	January 1
	2000	2000	2000	2000

Income (Loss) before income taxes	$3,578	$31,242	$(408,412)	$(703,961)

Provision for (recoverable) income taxes:

Current	$—	$—	$—	$—

Deferred	6,000	18,000	(122,000)	(218,000)

Change in valuation allowance	(6,000)	—	122,000	—

Net provision for (recoverable) income taxes	$—	$18,000	$—	$(218,000)

The Company has deferred tax assets amounting to $1,326,000 at December 30, 2000 and April 1, 2000 which reflect the impact of temporary differences between the amount of assets and liabilities recorded for financial reporting purposes and such amounts as measured by tax laws and regulations. The Company believes that it is more likely than not that these assets are realizable and represent its best estimate based on the available evidence as prescribed in SFAS 109. For the current year through December 30, 2000, the Company has established a $122,000 valuation allowance against its provision for recoverable income taxes because of the uncertainty of realizing its benefit.

3.	Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if stock options had been converted into common stock. The following reconciles amounts reported in the financial statements:

	Three months ended		Nine months ended
	December 30,	January 1,	December 30,	January 1,
	2000	2000	2000	2000

Net income (loss)	$3,578	$13,242	$(408,412)	$(485,961)

Weighted average shares	2,605,233	2,605,233	2,605,233	2,605,233

Additional dilutive shares	—	—	—	—

Total dilutive shares	2,605,233	2,605,233	2,605,233	2,605,233

Basic earnings (loss) per share	$0.00	$0.01	$(0.16)	$(0.19)

Diluted earnings (loss) per share	$0.00	$0.01	$(0.16)	$(0.19)

There were no additional dilutive shares included in the computation at December 30, 2000 and January 1, 2000 because the stock options were anti-dilutive.

4.	A revolving credit agreement expires on July 31, 2001. The agreement provides for maximum short-term borrowing of $500,000 with interest charged at one percent over the Bank’s prime rate. The agreement requires compliance with certain minimum net worth, working capital and other miscellaneous covenants. Substantially all tangible assets except for land and building are pledged as collateral.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Third quarter sales declined to $4,148,000 or 16.3% from $4,954,000 generated a year ago. On a year-to-date basis sales have declined by $900,000 or 7.1% to $11,819,000. Decreases in our demonstration sales channel have more than offset increases in other channels.

Gross margin rates declined to 53.3% from 55.1% for the same quarter last year. Gross margin rates for the year-to-date declined to 52.9% from 54.7% for the same period last year.

Through tighter control on expenditures and the deferral of some longer term programs, total operating expenses were reduced by $481,000 to $2,161,000 in the current quarter and by $970,000 to $6,538,000 for the nine month period.

Provisions for income taxes for the quarter ($0 in FY 2001 and $18,000 in FY 2000) are based on estimated annual effective rates and changes in the valuation reserve in FY2001.

With the reduction in operating expenses, a net income of $4,000 or $.00 per diluted share was experienced in the quarter ended December 30, 2000 compared to a net income of $13,000 or $.01 per diluted share for the same period of last year. Year to date a loss of $408,000 or $.16 per diluted share was incurred, compared to a loss of $486,000 or $.19 per diluted share for the year before.

Liquidity and Financial Position

Cash used in operations for the first nine months of the current fiscal year totaled $1,084,000 compared with $492,000 last year. Net losses of $408,000, together with liquidation of current liabilities, were the main reasons for the cash usage in the nine months ended December 30, 2000.

The Company’s assets include $1,326,000 of deferred income tax assets at December 30, 2000. Presently, the Company believes that these assets are realizable and represent management’s best estimate based on the weight of available evidence as prescribed in SFAS 109. For the current year through December 30, 2000, the Company has established a $122,000 valuation allowance against its provision for recoverable income taxes because of the uncertainty of realizing its benefit. Management will continue to evaluate these assets and the need for additional valuation allowances based on near-term operating results and longer-term projections. If the Company is unable to generate sufficient operating income in the future, the valuation allowance will have to be increased by means of a charge against operating results.

The current ratio was 1.80 to 1 at December 30, 2000 compared to 1.73 to 1 at the beginning of the current fiscal year. The debt to equity ratio is unchanged from April 1, 2000 at 1.57 to 1.

The Company has recently switched providers for its consumer finance from Household Retail Services to CitiFinance. CitiFinance does not currently offer a recourse program. A recourse program allows the company, at its option, to assume recourse liability with respect to consumers that the provider would not otherwise finance. Shopsmith is currently financing some of these customers internally, which has a negative effect on liquidity.

The Company has now experienced operating losses in the last two fiscal years as well as for the year to date through the first three quarters of the current fiscal year. Continuation of operating losses will negatively affect the Company’s liquidity both (a) as a result of negative cash flow caused by the losses, and (b) by putting the Company in the position of failing to satisfy the conditions applicable to drawing under the Company’s line of credit.

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

              Not applicable.

PART II. OTHER INFORMATION

Item 6.

(a)    Exhibits:

(10)  Material Contracts

        (10.14) Consumer Finance agreement with CitiFinancial dated November 15, 2000.

(c)    Reports on Form 8-K:

            None

SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHOPSMITH, INC.

By /s/ Mark A. May

Mark A. May

Vice President of Finance (Principal Financial and Accounting Officer)

Date:	February 7, 2001