Form 10-Q
period 2001-06-30
SHOPSMITH INC
filed 2001-08-10
CIK 89925

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15 (d)
Of the Securities Exchange Act of 1934

For the quarter ended—	Commission File Number 0-9318

June 30 2001

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

Yes   X    No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of July 20,2001.

Common shares, without par value: 2,605,233 shares.

SHOPSMITH, INC. AND SUBSIDIARIES

INDEX

Page No.

Part I. Financial information:

Item 1. Financial Statements

Consolidated Balance Sheets -
June 30, 2001 and March 31, 2001	3-4

Statements of Consolidated Operations and
Retained Earnings - Three Months
Ended June 30, 2001 and July 1, 2000	5

Consolidated Statements of Cash Flows -
Three Months Ended June 30, 2001 and
July 1, 2000	6

Notes to Consolidated Financial Statements	7-8

Item 2. Management’s Discussion and Analysis
of Financial Condition and Results
of Operations	9

Item 3. Quantitative and qualitative
disclosures about market risk	10

Part II. Other Information	11

SHOPSMITH INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2001	2001

	(Unaudited)
ASSETS

Current assets:

Cash and equivalents	$1,225	$651,530

Restricted cash	—	174,718

Accounts receivable:

Trade, less allowance for doubtful accounts:

$1,033,670 on June 30 and $924,250 on March 31	803,140	673,689

Inventories	2,366,143	2,168,225

Deferred income taxes (Note 2)	498,000	498,000

Prepaid expenses	462,152	431,912

Total current assets	4,130,660	4,598,074

Properties:

Land, building and improvements	3,131,153	3,161,199

Machinery, equipment and tooling	6,642,199	6,627,918

Total cost	9,773,352	9,789,117

Less accumulated depreciation and amortization	6,846,871	6,782,561

Net properties	2,926,481	3,006,556

Deferred income taxes (Note 2)	782,000	782,000

Long term portion of accounts receivable trade, less allowance for doubtful accounts $86,177 on June 30, and $70,999 on March 31	187,631	167,954

Other assets	2,303	2,303

Total assets	$8,029,075	$8,556,887

Continued

SHOPSMITH INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2001	2001

	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$831,992	$1,113,380

Revolving loan payable	237,000	—

Current portion of long-term debt and capital lease obligation	84,910	84,910

Customer advances	288,295	169,003

Accrued liabilities:

Compensation, employee benefits and payroll taxes	238,187	278,443

Sales taxes payable	66,295	144,606

Accrued recourse liability	202,044	235,303

Accrued expenses	263,799	182,804

Other	76,986	93,990

Total current liabilities	2,289,508	2,302,439

Long-term debt and capital lease obligation	2,548,443	2,568,464

Total liabilities	4,837,951	4,870,903

Shareholders’ equity:

Preferred shares- without par value; authorized 500,000; none issued Common shares- without par value; authorized 5,000,000; issued and outstanding 2,605,233 shares on June 30 and on March 31	2,806,482	2,806,482

Retained earnings	384,642	879,502

Total shareholders’ equity	3,191,124	3,685,984

Total liabilities and shareholders’ equity	$8,029,075	$8,556,887

See notes to consolidated financial statements.

SHOPSMITH INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

	Three Months Ended

	June 30	July 1
	2001	2000

	(Unaudited)	(Unaudited)

		(restated)
Net sales	$3,037,505	$3,669,355

Cost of products sold	1,408,193	1,734,043

Gross margin	1,629,312	1,935,312

Selling expenses	1,549,513	1,988,348

Administrative expenses	538,569	464,536

Total operating expenses	2,088,082	2,452,884

Loss from operations	(458,770)	(517,572)

Interest income	19,228	12,377

Interest expense	(59,197)	(67,435)

Other income, net	3,879	3,502

Loss before income taxes	(494,860)	(569,128)

Income tax benefit	—	—

Net Loss	(494,860)	(569,128)

Retained earnings:

Beginning	879,502	995,594

Ending	$384,642	$426,466

Net Loss per common share (Note 3)
Basic	$(0.19)	$(0.22)

Diluted	$(0.19)	$(0.22)

See notes to consolidated financial statements.

SHOPSMITH INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

	Three Months Ended

	June 30	July 1
	2001	2000

	(Unaudited)	(Unaudited)

		(restated)
Cash flows from operating activities:

Net Loss	$(494,860)	$(569,128)

Adjustments to reconcile net loss to cash provided from operating activities:

Depreciation and amortization	64,310	72,727

Provision for doubtful accounts	111,979	86,891

Deferred income taxes	—	—

Cash provided from (required for) changes in assets and liabilities:

Restricted cash	174,718	(954)

Accounts receivable	(261,107)	(21,270)

Inventories	(197,918)	93,204

Other assets	(30,240)	120,720

Accounts payable and customer advances	(162,096)	(684,398)

Other current liabilities	(87,835)	(264,050)

Cash provided from (used in) operating activities	(883,049)	(1,166,258)

Cash flows from investing activities:

Maturity of short-term investments	—	—

Property additions	(16,156)	(14,715)

Proceeds from sale of property	31,921	—

Cash provided from (used in) investing activities	15,765	(14,715)

Cash flows from financing activities:

Increase in revolving loan	237,000	—

Payments on long-term debt and capital lease obligation	(20,021)	(18,090)

Cash provided from (used in) financing activities	216,979	(18,090)

Net decrease in cash	(650,305)	(1,199,063)

Cash:

At beginning of period	651,530	1,301,387

At end of period	$1,225	$102,324

See notes to consolidated financial statements.

SHOPSMITH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	In the opinion of management, all adjustments (consisting of only normal and recurring adjustments) have been made as of June 30, 2001 and July 1, 2000 to present the financial statements fairly. However, the results of operations for the three months then ended are not necessarily indicative of results for the fiscal year. The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the annual financial statements. The financial statements accompanying this report should be read in conjunction with the financial statements and notes thereto included in the Annual Report to Shareholders for the year ended March 31, 2001.

2.	The provision for income taxes is as follows:

	June 30	July 1
	2001	2000

Loss before income taxes	$(494,860)	$(569,128)

Provision for (recoverable) income taxes:

Current	$—	$—

Deferred	(164,000)	(199,000)

Change in valuation allowance	164,000	199,000

Net provision for (recoverable) income taxes	$—	$—

The Company has deferred tax assets amounting to $1,280,000 at June 30, 2001 and March 31, 2001 which reflect the impact of temporary differences between the amount of assets and liabilities recorded for financial reporting purposes and such amounts as measured by tax laws and regulations. The Company believes that it is more likely than not that these assets are realizable and represent its best estimate based on the available evidence as prescribed in SFAS 109. For the quarter ended June 30, 2001, the Company has reduced its provision for recoverable income taxes by a $164,000 valuation allowance because of the uncertainty of realizing its benefit.

3.	Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if stock options had been converted into common stock. The following reconciles amounts reported in the financial statements:

	Three months ended

	June 30, 2001	July 1, 2000

Net loss	$(494,860)	$(569,128)

Weighted average shares	2,605,233	2,605,233

Additional dilutive shares	—	—

Total dilutive shares	2,605,233	2,605,233

Basic loss per share	$(0.19)	$(0.22)

Diluted loss per share	$(0.19)	$(0.22)

There were no additional dilutive shares included in the computation at June 30, 2001 and July 1, 2000 because the stock options were anti-dilutive.

4.	A revolving credit agreement has been renewed and will now expire on January 31, 2002. The agreement provides for maximum short-term borrowing of $500,000 with interest charged at three percent over the Bank’s prime rate. The agreement requires compliance with certain minimum net worth, working capital and other miscellaneous covenants. Substantially all tangible assets except for land and building are pledged as collateral.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

First quarter sales declined to $3,038,000 or 17.2% from $3,669,000 generated a year ago. This decrease in volume is primarily in our demonstration sales channel.

Gross margin rates increased by one percentage point compared to last year. Operating expenses were reduced to $2,088,000 in the current fiscal year from $2,453,000 last year.

Provisions for recoverable Federal income taxes ($0 in both FY2002 and FY 2001) are based on estimated annual effective rates, less a valuation reserve.

Because of the factors above, a net loss of $495,000 or $.19 per diluted share was experienced in the quarter ended June 30, 2001 compared to a restated net loss of $569,000 or $.22 per diluted share for the same period of last year.

Liquidity and Financial Position

Cash used in operations totaled $883,000 in the current year compared with $1,166,000 for the first quarter of the preceding year. Net losses of $495,000, together with increases in receivables and inventory, were the main reasons for the cash usage in the current quarter.

Shopsmith has concluded arrangements with Lowe’s to do Mark V sales demonstration events within Lowe’s stores. If this venture goes as anticipated (with an October commencement time), it will result in additional cash requirements for both receivables and for startup costs.

Our bank, Huntington National has informed the Company that it is terminating our relationship. They have given the Company six months to transition to another bank. As of August 8, 2001, the Company had drawn $365,000 on the $500,000 line of credit presently provided by the bank.

The Company’s assets include $1,280,000 of deferred income tax assets at June 30, 2001. Presently, the Company believes that these assets are realizable and represent management’s best estimate based on the weight of available evidence as prescribed in SFAS 109. For the quarter ended June 30, 2001, the Company has reduced its provision for recoverable income taxes by a $164,000 valuation allowance because of the uncertainty of realizing its benefit. Management will continue to evaluate these assets and the need for additional valuation allowances based on near-term operating results and longer-term projections. If the Company is unable to generate sufficient operating income in the future, the valuation allowance will have to be increased by means of a charge against operating results.

The current ratio was 1.80 to 1 at June 30, 2001 compared to 2.00 to 1 at the beginning of the current fiscal year. The debt to equity ratio increased to 1.52 to 1 from 1.32 to 1 at March 31, 2001.

The Company has now experienced operating losses in the last three fiscal years as well as the current quarter. Continuation of operating losses will negatively affect the Company’s liquidity both (a) as a result of negative cash flow caused by the losses, and (b) by putting the Company in the position of failing to satisfy the conditions applicable to drawing under the Company’s line of credit. The Loan and Security Agreement between the Company and the bank includes among other financial covenants, the requirement that the Company maintain shareholders equity of not less than $3,100,00 until December 30, 2001 and $3,200,00 thereafter.

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

      Not applicable.

PART II. OTHER INFORMATION

Item 6.

(a) Exhibits:

(4.13) Tenth Amendment to Loan and Security Agreement dated July 31, 2001 between Huntington National Bank and Shopsmith, Inc.

(b) Reports on Form 8-K:

      None

SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHOPSMITH, INC.

By /s/ Mark A. May
Mark A. May Vice President of Finance (Principal Financial and Accounting Officer)

Date: August 10, 2001