Form 10-Q
period 2001-09-29
SHOPSMITH INC
filed 2001-11-13
CIK 89925

FORM 10-Q
 SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

Report Under Section 13 or 15 (d)
Of the Securities Exchange Act of 1934

For the quarter ended September 29 2001	Commission File Number	0-9318

SHOPSMITH, INC.

(Name of Registrant)

Ohio	31-0811466

(State of Incorporation)	(IRS Employer Identification Number)

6530 Poe Avenue Dayton, Ohio	45414

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone 937-898-6070

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X        No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of October 19, 2001.

Common shares, without par value: 2,605,233 shares.

SHOPSMITH, INC. AND SUBSIDIARIES

INDEX

Page No.

Part I. Financial Information:

Item 1. Financial Statements

Consolidated Balance Sheets — September 29, 2001 and March 31, 2001	3-4

Statements of Consolidated Operations and Retained Earnings — Three and Six Months Ended September 29, 2001 and September 30, 2000	5

Consolidated Statements of Cash Flows — Six Months Ended September 29, 2001 and September 30, 2000	6

Notes to Consolidated Financial Statements	7-8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and qualitative disclosures about market risk	10

Part II. Other Information	11

Part I. Financial Information:

Item 1. Financial Statements

SHOPSMITH INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	September 29	March 31
	2001	2001

	(Unaudited)
ASSETS
Current Assets:
Cash and equivalents	$1,225	$651,530
Restricted cash	—	174,718
Accounts receivable:
Trade, less allowance for doubtful accounts:
$1,056,149 on September 29 and $924,250 on March 31	588,066	673,689
Inventories	2,180,488	2,168,225
Deferred income taxes (Note 2)	564,000	498,000
Prepaid expenses	339,958	431,912

Total current assets	3,673,737	4,598,074

Properties:
Land, building and improvements	3,143,908	3,161,199
Machinery, equipment and tooling	6,685,828	6,627,918

Total cost	9,829,736	9,789,117
Less accumulated depreciation and amortization	6,908,222	6,782,561

Net properties	2,921,514	3,006,556

Deferred income taxes (Note 2)	716,000	782,000

Long term portion of accounts receivable Trade, less allowance for doubtful accounts $83,940 on September 29 and $70,999 on March 31	200,236	167,954

Other assets	2,303	2,303

Total assets	$7,513,790	$8,556,887

Continued

SHOPSMITH INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	September 29	March 31
	2001	2001

	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,007,206	$1,113,380
Current portion of long-term debt and capital lease obligation	100,706	84,910
Customer advances	102,104	169,003
Accrued liabilities:
Compensation, employee benefits and payroll taxes	168,961	278,443
Sales taxes payable	107,474	144,606
Accrued recourse liability	180,055	235,303
Accrued expenses	260,789	182,804
Other	87,279	93,990

Total current liabilities	2,014,574	2,302,439

Long-term debt and capital lease obligation	2,533,628	2,568,464

Total liabilities	4,548,202	4,870,903

Shareholders’ equity:
Preferred shares- without par value; authorized 500,000; none issued	—	—
Common shares- without par value; authorized 5,000,000; issued and outstanding 2,605,233 shares on September 29 and March 31	2,806,482	2,806,482
Retained earnings	159,106	879,502

Total shareholders’ equity	2,965,588	3,685,984

Total liabilities and shareholders’ equity	$7,513,790	$8,556,887

See notes to consolidated financial statements.

SHOPSMITH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS

	Three Months Ended		Six Months Ended

	September 29	September 30	September 29	September 30
	2001	2000	2001	2000

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
		(restated)		(restated)
Net sales	$3,288,636	$4,001,309	$6,326,141	$7,670,664
Cost of products sold	1,566,627	1,900,401	2,974,820	3,634,444

Gross margin	1,722,009	2,100,908	3,351,321	4,036,220
Selling expenses	1,517,594	1,651,086	3,067,107	3,639,434
Administrative expenses	382,308	398,650	920,877	863,186

Total operating expenses	1,899,902	2,049,736	3,987,984	4,502,620

Income (loss) from operations	(177,893)	51,172	(636,663)	(466,400)

Interest income	14,550	6,305	33,778	18,682

Interest expense	65,069	27,804	124,266	95,239

Other income, net	2,876	1,299	6,755	4,801

Income (loss) before taxes	(225,536)	30,972	(720,396)	(538,156)

Income tax benefit	—	—	—	—

Net income (loss)	(225,536)	30,972	(720,396)	(538,156)

Retained earnings:
Beginning	384,642	426,466	879,502	995,594

Ending	$159,106	$457,438	$159,106	$457,438

Net loss per common share (Note 3) Basic	$(0.09)	$0.01	$(0.28)	$(0.21)

Diluted	$(0.09)	$0.01	$(0.28)	$(0.21)

See notes to consolidated financial statements

SHOPSMITH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOW

	Six Months Ended

	September 29	September 30
	2001	2000

	(Unaudited)	(Unaudited)
		(restated)
Cash flows from operating activities:
Net loss	$(720,396)	$(538,156)
Adjustments to reconcile net loss to cash provided from operating activities:
Depreciation and amortization	125,661	146,211
Provision for doubtful accounts	134,416	150,196
Cash provided from (required for) changes in assets and liabilities:
Restricted cash	174,718	(66,129)
Accounts receivable	(81,075)	(162,771)
Inventories	(12,263)	168,872
Other assets	91,954	182,703
Accounts payable and customer advances	(173,073)	(488,359)
Other current liabilities	(130,588)	(323,239)

Cash used in operating activities	(590,646)	(930,672)
Cash flows from investing activities:
Property additions	(40,619)	(37,052)

Cash used in investing activities	(40,619)	(37,052)
Cash flows from financing activities:
Payments on long-term debt and capital lease obligation	(19,040)	(136,400)

Cash used in financing activities	(19,040)	(136,400)

Net decrease in cash	(650,305)	(1,104,124)
Cash:
At beginning of period	651,530	1,301,387

At end of period	$1,225	$197,263

SHOPSMITH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	In the opinion of management, all adjustments (consisting of only normal and recurring adjustments) have been made as of September 29, 2001 and September 30, 2000 to present the financial statements fairly. However, the results of operations for the six months then ended are not necessarily indicative of results for the fiscal year. The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the annual financial statements. The financial statements accompanying this report should be read in conjunction with the financial statements and notes thereto included in the Annual Report to Shareholders for the year ended March 31, 2001.

2.	The provision for income taxes is as follows:

	Three Months Ended		Six Months Ended

	September 29	September 30	September 29	September 30
	2001	2000	2001	2000

Income (loss) before income taxes	$(225,536)	$30,972	$(720,396)	$(538,156)

Provision for (recoverable) income taxes:
Current	—	—	—	—
Deferred	(71,000)	28,000	(235,000)	(171,000)
Change in valuation allowance	71,000	(28,000)	235,000	171,000

Net provision for (recoverable) income taxes	$—	$—	$—	$—

The Company has deferred tax assets amounting to $1,280,000 at September 29, 2001 and March 31, 2001 which reflect the impact of temporary differences between the amount of assets and liabilities recorded for financial reporting purposes and such amounts as measured by tax laws and regulations. The Company believes that it is more likely than not that these assets are realizable and represent its best estimate based on the available evidence as prescribed in SFAS 109. For the current year through September 29, 2001 the Company has established a $235,000 valuation allowance against its provision for recoverable income taxes because of the uncertainty of realizing its benefit.

3.	Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if stock options had been converted into common stock. The following reconciles amounts reported in the financial statements:

	Three Months Ended		Six Months Ended

	September 29	September 30	September 29	September 30
	2001	2000	2001	2000

Net income (loss)	$(225,536)	$30,972	$(720,396)	$(538,156)

Weighted average shares	2,605,233	2,605,233	2,605,233	2,605,233
Additional dilutive shares	—	—	—	—

Total dilutive shares	2,605,233	2,605,233	2,605,233	2,605,233

Basic income (loss) per share	$(0.09)	$0.01	$(0.28)	$(0.21)

Diluted income (loss) per share	$(0.09)	$0.01	$(0.28)	$(0.21)

There were no additional dilutive shares included in the computation at September 29, 2001 and September 30, 2000 because the stock options were anti-dilutive.

4.	A revolving credit agreement had been renewed July 31 to expire on January 31, 2002. The agreement provides for maximum short-term borrowing of $500,000 with interest charged at three percent over the Bank’s prime rate. The agreement requires compliance with certain minimum net worth, working capital and other miscellaneous covenants. Shopsmith was not in compliance with the minimum net worth covenant at September 29, 2001, however the bank modified the covenant and reduced the minimum net worth requirement to $2,838,583 until November 21, 2001. Substantially all tangible assets except for land and building are pledged as collateral. The Bank has modified the agreement to reduce the minimum net worth requirement until November 21, 2001.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Second quarter sales declined to $3,289,000 or 17.8% from $4,001,000 generated a year ago. This decrease in volume is primarily in our demonstration sales channel.

Gross margin rates decreased by two tenths of a percentage point compared to last year. Operating expenses were reduced to $1,900,000 in the current fiscal year from $2,050,000 last year.

Provisions for recoverable Federal income taxes ($0 in FY2002 and FY 2001) are based on estimated annual effective rates, less a valuation reserve.

A net loss of $226,000 or $.09 per diluted share was experienced in the quarter ended September 29, 2001 compared to a restated net income of $31,000 or $.01 per diluted share for the same period of last year.

Liquidity and Financial Position

Cash used in operations totaled $591,000 in the current year compared with $931,000 for the preceding year. Net losses of $720,000 were the main reasons for the cash usage in the current quarter.

Shopsmith has concluded arrangements with Lowe's to do Mark V sales demonstration events within Lowe's stores. This venture (which started at the end of October) will result in additional cash requirements for both receivables and for startup costs.

Our bank, Huntington National has informed Shopsmith that it is terminating our relationship on January 31, 2002. The Huntington National line of credit agreement includes among other financial covenants, a minimum net worth requirement of $3,100,000 through December 31, 2001 and $3,200,000 thereafter. Shopsmith was not in compliance with the minimum net worth covenant at September 29, 2001. Huntington National has modified the minimum net worth covenant of the agreement to $2,838,583 until November 21, 2001, at which time it is anticipated that Shopsmith will not be in compliance and will have failed to satisfy the conditions applicable to drawing under the Company's line of credit. The Company plans to replace the Huntington National line of credit agreement with an arrangement to borrow up to $500,000 from John Folkerth, the Company's CEO.

The Company's assets include $1,280,000 of deferred income tax assets at September 29, 2001. Presently, the Company believes that these assets are realizable and represent management's best estimate based on the weight of available evidence as prescribed in SFAS 109. If the Company is unable to generate sufficient operating income in the future, a valuation allowance will have to be established by means of a charge against operating results.

The current ratio was 1.82 to 1 at September 29, 2001 compared to 2.00 to 1 at the beginning of the current fiscal year. The debt to equity ratio increased to 1.53 to 1 from 1.32 to 1 at March 31, 2001.

The company has now experienced losses in the last three fiscal years as well as the year to date in the current year. Continuation of operating losses will negatively affect the Company's liquidity as a result of negative cash flow caused by the losses.

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

     Not applicable.

PART II. OTHER INFORMATION

Item 4.

The company held its Annual Meeting of Shareholders on July 25, 2001. At the meeting, shareholders (a) elected messrs. Robert L. Folkerth and Brady L. Skinner as directors of the Company and (b) approved the appointment of Crowe, Chizek and Company LLP as independent public accountants for the Company. Votes were tabulated as follows:

				Broker
Issue	For	Against	Withheld	Non votes
Election of directors:
Robert L. Folkerth	2,316,967		76,766	—
Brady L. Skinner	2,336,441		57,292	—
Appointment Crowe, Chizek and Company LLP	2,385,900	3,697	4,136	—

Item 6.

(a)  Exhibits:

     None

(b)  Reports on Form 8-K:

     None

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHOPSMITH, INC

By /s/ Mark A. May Mark A. May Vice President of Finance (Principal Financial and Accounting Officer)

Date: November 12, 2001