Form 10-Q
period 2001-12-29
SHOPSMITH INC
filed 2002-02-15
CIK 89925

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15 (d)
Of the Securities Exchange Act of 1934

For the quarter ended— December 29 2001	Commission File Number 0-9318

SHOPSMITH, INC.

(Name of Registrant)

Ohio	31-0811466

(State of Incorporation)	(IRS Employer Identification Number)

6530 Poe Avenue Dayton, Ohio	45414

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone 937-898-6070

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X        No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of January 25, 2002.

Common shares, without par value:    2,605,233 shares.

SHOPSMITH, INC. AND SUBSIDIARIES

INDEX

Page No.

Part I. Financial information:

         Item 1. Financial Statements

Consolidated Balance Sheets- December 29, 2001 and March 31, 2001	3-4

Statements of Consolidated Operations and Retained Earnings - Three and Nine Months Ended December 29, 2001 and December 30, 2000	5

Consolidated Statements of Cash Flows- Nine Months Ended December 29, 2001 and December 30, 2000	6

Notes to Consolidated Financial Statements	7-8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and qualitative disclosures about market risk	11

Part II. Other Information	12

SHOPSMITH INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	December 29	March 31
	2001	2001

	(Unaudited)
ASSETS

Current Assets:

Cash and equivalents	$316,493	$651,530

Restricted cash	—	174,718

Investments	153,381	—

Accounts receivable:

Trade, less allowance for doubtful accounts:

$1,092,486 on December 29 and $924,250 on March 31	1,262,516	673,689

Inventories	2,669,289	2,168,225

Deferred income taxes (Note 2)	584,000	498,000

Prepaid expenses	261,892	431,912

Total current assets	5,247,571	4,598,074

Properties:

Land, building and improvements	3,143,908	3,161,199

Machinery, equipment and tooling	6,714,278	6,627,918

Total cost	9,858,186	9,789,117

Less accumulated depreciation and amortization	6,970,239	6,782,561

Net properties	2,887,947	3,006,556

Deferred income taxes (Note 2)	696,000	782,000

Long term portion of accounts receivable Trade, less allowance for doubtful accounts $99,658 on December 29 and $70,999 on March 31	208,755	167,954

Other assets	2,303	2,303

Total assets	$9,042,576	$8,556,887

Continued

SHOPSMITH INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	December 29	March 31
	2001	2001

	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Accounts payable	$1,997,577	$1,113,380

Note payable	400,000	—

Current portion of long-term debt and capital lease obligation	2,595,529	84,910

Customer advances	145,611	169,003

Accrued liabilities:

Compensation, employee benefits and payroll taxes	271,412	278,443

Sales taxes payable	83,506	144,606

Accrued recourse liability	163,474	235,303

Accrued expenses	288,059	182,804

Other	84,811	93,990

Total current liabilities	6,029,979	2,302,439

Long-term debt and capital lease obligation	13,580	2,568,464

Total liabilities	6,043,559	4,870,903

Shareholders’ equity:

Preferred shares- without par value; authorized 500,000; none issued	—	—

Common shares- without par value; authorized 5,000,000; issued and outstanding

2,605,233 shares on December 29 and March 31	2,806,482	2,806,482

Retained earnings	192,535	879,502

Total shareholders’ equity	2,999,017	3,685,984

Total liabilities and shareholders’ equity	$9,042,576	$8,556,887

See notes to consolidated financial statements.

SHOPSMITH INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS

	Three Months Ended		Nine Months Ended

	December 29	December 30	December 29	December 30
	2001	2000	2001	2000

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
		(restated)		(restated)

Net sales	$4,617,061	$4,148,057	$10,943,202	$11,818,721

Cost of products sold	2,387,571	1,935,195	5,362,391	5,569,639

Gross margin	2,229,490	2,212,862	5,580,811	6,249,082

Selling expenses	1,901,997	1,825,759	4,969,104	5,465,193

Administrative expenses	404,047	344,421	1,324,924	1,207,607

Total operating expenses	2,306,044	2,170,180	6,294,028	6,672,800

Income (loss) before other income and expense	(76,554)	42,682	(713,217)	(423,718)

Non-recurring gain from demutualization of insurance company	153,381	—	153,381	—

Interest income	20,218	11,943	53,996	30,625

Interest expense	65,645	62,125	189,911	157,364

Other income, net	2,029	2,244	8,784	7,045

Income (loss) before taxes	33,429	(5,256)	(686,967)	(543,412)

Income tax benefit	—	—	—	—

Net income (loss)	33,429	(5,256)	(686,967)	(543,412)

Retained earnings:

Beginning	159,106	457,438	879,502	995,594

Ending	$192,535	$452,182	$192,535	$452,182

Net loss per common share (Note 3) Basic	$0.01	$(0.00)	$(0.26)	$(0.21)

Diluted	$0.01	$(0.00)	$(0.26)	$(0.21)

See notes to consolidated financial statements

SHOPSMITH INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOW

	Nine Months Ended

	December 29	December 30
	2001	2000

	(Unaudited)	(Unaudited)
		(restated)
Cash flows from operating activities:

Net loss	$(686,967)	$(543,412)

Adjustments to reconcile net loss to cash provided from operating activities:

Depreciation and amortization	187,678	214,826

Provision for doubtful accounts	195,027	225,885

Stock from Insurance Demutualization	(153,381)	—

Cash provided from (required for) changes in assets and liabilities:

Restricted cash	174,718	(68,201)

Accounts receivable	(824,655)	(258,176)

Inventories	(501,064)	(113,172)

Other assets	170,020	224,273

Accounts payable and customer advances	860,805	(184,139)

Other current liabilities	(43,884)	(377,630)

Cash used in operating activities	(468,322)	(879,746)

Cash flows from investing activities:

Property additions	(69,069)	(48,741)

Cash used in investing activities	(222,450)	(48,741)

Cash flows from financing activities:

Increase note payable	400,000	—

Payments on long-term debt and capital lease obligation	(44,265)	(155,297)

Cash provided from (used in) financing activities	355,735	(155,297)

Net decrease in cash	(335,037)	(1,083,784)

Cash:

At beginning of period	651,530	1,301,387

At end of period	$316,493	$217,603

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	In the opinion of management, all adjustments (consisting of only normal and recurring adjustments) have been made as of December 29, 2001 and December 30, 2000 to present the financial statements fairly. However, the results of operations for the nine months then ended are not necessarily indicative of results for the fiscal year. The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the annual financial statements. The financial statements for the prior year have been restated for a change in accounting policy. The financial statements accompanying this report should be read in conjunction with the financial statements and notes thereto included in the Annual Report to Shareholders for the year ended March 31, 2001.

2.	The provision for income taxes is as follows:

	Three Months Ended		Nine Months Ended
	December 29	December 30	December 29	December 30
	2001	2000	2001	2000

Income (loss) before income taxes	$33,429	$(5,256)	$(686,967)	$(543,412)

Provision for (recoverable) income taxes:

Current	—	—	—	—

Deferred	18,000	3,000	(217,000)	(168,000)

Change in valuation allowance	(18,000)	(3,000)	217,000	168,000

Net provision for (recoverable) income taxes	$—	$—	$—	$—

The Company has deferred tax assets amounting to $1,280,000 at December 29, 2001 and March 31, 2001 which reflect the impact of temporary differences between the amount of assets and liabilities recorded for financial reporting purposes and such amounts as measured by tax laws and regulations. The Company believes that it is more likely than not that these assets are realizable and represent its best estimate based on management assumptions and resulting projections of future operating results including projected increases in the number of Lowes events. For the current year through December 29, 2001 the Company has established a $217,000 valuation allowance against its provision for recoverable income taxes because of the uncertainty of realizing its benefit.

3.	Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share reflects per share amounts that would have resulted if stock options had been converted into common stock. The following reconciles amounts reported in the financial statements:

	Three Months Ended		Nine Months Ended
	December 29	December 30	December 29	December 30
	2001	2000	2001	2000

Net income (loss)	$33,429	$(5,256)	$(686,967)	$(543,412)

Weighted average shares	2,605,233	2,605,233	2,605,233	2,605,233

Additional dilutive shares	8,400	—	—	—

Total dilutive shares	2,613,633	2,605,233	2,605,233	2,605,233

Basic income (loss) per share	$0.01	$(0.00)	$(0.26)	$(0.21)

Diluted income (loss) per share	$0.01	$(0.00)	$(0.26)	$(0.21)

There were no additional dilutive shares included in the computation at December 30, 2000 because the stock options were anti-dilutive.

4.	An arrangement exists with John R. Folkerth, the Company’s CEO, which allows for up to $500,000 in borrowing with interest at twelve percent. Substantially all assets except for certain receivables are pledged as collateral. At December 29, 2001, there was $400,000 outstanding under this arrangement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results
             of Operations

Results of Operations

Third quarter sales increased to $4,617,000 or 11.3% from $4,148,000 generated a year ago. This quarter, Shopsmith began sales to Lowes through demonstration sales events held at Lowe’s stores. The increase in the Company’s field demonstration sales channel resulting from these events was the primary cause of the sales increase. The sales to Lowe’s do result in a lower margin percentage that is offset by reductions in occupancy costs that are normally incurred at demonstration sales events. On a year-to-date basis sales have declined by $876,000 or 7.4% to $10,943,000.

Gross margin rates decreased by five and one tenth of a percentage point compared to last year. Operating expenses increased to $2,306,000 in the current fiscal year from $2,170,000 last year. For the year, gross margin rates decreased by one and nine tenths of a percentage point from last year.

Provisions for recoverable Federal income taxes ($0 in FY2002 and FY 2001) are based on estimated annual effective rates, less a valuation reserve.

A net income of $33,000 or $.01 per diluted share was experienced in the quarter ended December 29, 2001 (after taking into account the non-recurring gain described below) compared to a restated net loss of $5,000 or $.00 per diluted share for the same period of last year. On a year-to-date basis, a net loss of $687,000 or .26 per diluted share was experienced compared to a restated net loss of $543,000 or .21 per diluted share for last year.

Non-recurring Gain from Demutualization of Insurance Company

During the third quarter, the Company received a stock distribution from its mutual insurance carrier in connection with the carrier’s conversion to a publicly-held corporation (demutualization). The Company has recorded the distribution at its fair value and recognized the resulting non-recurring gain of $153,000.

Liquidity and Financial Position

Cash used in operations totaled $468,000 in the current year compared with $880,000 for the preceding year. Net losses of $687,000 were the main reason for the cash usage this year.

Shopsmith has concluded arrangements with Lowe’s to do Mark V sales demonstration events within Lowe’s stores. This venture (which started at the end of October) has resulted in additional cash requirements for both receivables and for startup costs. The company has entered into an one year agreement with Metro Financial Services to factor the receivables generated from the sales to Lowes. CitiFinance has notified Shopsmith that they will be terminating their consumer financing agreement with Shopsmith. With the increasing volume of sales done through events within Lowe’s stores, the volume of consumer financing had substantially decreased.

The Huntington National line of credit agreement terminated November 14, 2001. The Company has an arrangement to borrow up to $500,000 from John Folkerth, the Company’s CEO. At the end of the third quarter, Shopsmith had borrowed $400,000 on a secured basis from John Folkerth. Borrowings from Mr. Folkerth are subject to Mr. Folkerth’s approval and are payable upon demand by Mr. Folkerth.

The Company’s assets include $1,280,000 of deferred income tax assets at December 29, 2001. Presently, the Company believes that these assets are realizable and represent management’s best estimate based on the weight of available evidence as prescribed in SFAS 109. If the Company is unable to generate sufficient operating income in the future, a valuation allowance will have to be established by means of a charge against operating results.

The current ratio was .84 to 1 at December 29, 2001 compared to 2.00 to 1 at the beginning of the current fiscal year. The change in current ratio was due to a balloon payment of $2,500,000 on the Company’s mortgage that is due December 2002. The debt to equity ratio increased to 2.12 to 1 from 1.32 to 1 at March 31, 2001.

The company has now experienced losses in the last three fiscal years as well as the year to date in the current year. Continuation of operating losses will negatively affect the Company’s liquidity as a result of negative cash flow caused by the losses.

Forward Looking Statements
 The foregoing discussion and the Company’s consolidated financial statements contain certain forward-looking statements that involve risks and uncertainties, including but not limited to the following: (a) the adequacy of operating cash flows together with currently available working capital to finance the operating needs of the Company and (b) generation of future taxable income to utilize existing deferred tax assets, (c) ability of the Company to extend or refinance the $2,500,000 mortgage payment that becomes due in December 2002, and (d) the continuation of, or the obtaining of alternative credit arrangements to replace the borrowing and factoring arrangements the Company currently has in place with Mr. John R. Folkerth and Metro Financial Services, respectively.

Item 3. Quantitative and qualitative disclosures about market risk.

Not applicable.

PART II. OTHER INFORMATION

(a) Exhibits:

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

(4.13) Demand promissory note and Security Agreement with John Folkerth dated November 13, 2001.

(10)	Material Contracts

(10.15) Receivables factoring agreement with Metro Financial Services dated December 27, 2001.

(b) Reports on Form 8-K:

None

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHOPSMITH, INC

By /s/ Mark A. May

Mark A. May Vice President of Finance (Principal Financial and Accounting Officer)

Date:   February 8, 2002