Form 10-K
period 2002-03-30
SHOPSMITH INC
filed 2002-06-27
CIK 89925

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended March 30, 2002

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ___________________ to ___________________

Commission file number 0-9318

SHOPSMITH, INC

(Exact name of registrant as specified in its charter)

Ohio	31-0811466

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6530 Poe Avenue, Dayton, Ohio	45414

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (937) 898-6070

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class None	Name of Each Exchange on which registered

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
Yes    X     No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 24, 2002 was $521,047.

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of May 24, 2002. Common Shares, without par value: 2,605,233 shares.

DOCUMENTS INCORPORATED BY REFERENCE

     Shopsmith, Inc. Annual Report to Shareholders for the year ended March 30, 2002 — Only such portions of the Annual Report as are specifically incorporated by reference under Part I and II of this Report shall be deemed filed as part of this Report.

     Shopsmith, Inc. Proxy Statement for its Annual Meeting of Shareholders to be held July 31, 2002 — Definitive copies of the Proxy Statement will be filed with the Commission within 120 days after the end of the Company’s fiscal year. Only such portions of the Proxy Statement as are specifically incorporated by reference under Parts II and III of this Report shall be deemed filed as part of this Report.

PART I

ITEM 1. Business

     Shopsmith, Inc., an Ohio corporation organized in 1972 (the “Company”), is engaged in the production and marketing of power woodworking tools designed primarily for the home workshop. The principal line of power tools marketed under the name “Shopsmith,” a registered trademark, dates back to 1946 and was purchased by the Company in 1972.

     The line is built around the Shopsmith MARK V, a multi-purpose tool, and includes separate function special purpose tools that may be mounted on the MARK V or used independently. The Company distributes these tools directly to consumers through demonstration programs (at which sales representatives solicit orders), telephone sales solicitation, Internet and mail order. During the fiscal year ended March 30, 2002, Shopsmith branded products accounted for substantially all of the net sales of the Company. The Company manufactures a substantial majority of products sold (as measured by sales dollar volume).

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

Research and Development

     From time to time, the Company engages in limited research and development programs to develop new products, and to improve existing products and current operating methods. Research and development costs were not material in 2002, 2001, and 2000.

Employees

     The total number of persons employed by the Company (both full and part time) as of May 28, 2002 was 113. The Company considers its employee relations to be satisfactory, and to date the Company has not experienced a work stoppage due to a labor dispute. The Company has no collective bargaining contracts.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

     None.

EXECUTIVE OFFICERS OF THE COMPANY

     Officers are elected annually by the Board of Directors. The executive officers of the Company are as follows:

Name	Age	Position
John R. Folkerth	69	Chairman of the Board, President and Chief Executive Officer

Robert L. Folkerth	45	President, Chief Operating Officer and Director

Lawrence R. Jones	63	Vice President, Operations

Mark A. May	43	Vice President of Finance, Treasurer and Chief Financial Officer

     John R. Folkerth is the founder of the Company and has been a director and the Chief Executive Officer of the Company since 1972.

     Robert L. Folkerth was named President and Chief Operating Officer in July 2001. He was Vice President of Sales and Marketing from 1996 to July 2001. Before accepting that position with the Company, Mr. Folkerth was Vice President of Finance of Digitron, a manufacturer of automotive components, from 1991 until 1996. He has been a director of the Company since 1994.

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

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

     The market and shareholder information required by Item 5 is set forth under the heading “Shareholders’ Information” p.22 in the Company’s Annual Report to Shareholders for the year ended March 30, 2002 (which report is included as Exhibit 13.1 to this Report). Such information is incorporated herein by reference.

     The Company paid no dividends in the fiscal years ended March 30, 2002 and March 31, 2001.

     As more fully indicated in Note 6 to the consolidated financial statements included in the Company’s Annual Report to Shareholders for the year ended March 30, 2002, during the fiscal years ended April 1, 2000, March 31, 2001, and March 30, 2002, the Company issued to certain key employees and non-employee directors stock options to purchase Common Shares of the Company under the Company’s 1995 Stock Option Plan, 1997 Stock Option Plan and 2000 Director Stock Option Plan. Shares issuable under the 1997 Stock Option Plan and the 2000 Director Stock Option Plan have not been registered under the Securities Act of 1933, and none of the options under either of such plans has as yet been exercised. The grant of options pursuant to the 1997 Stock Option Plan and the 2000 Director Stock Option Plan was exempt from the registration provisions of the Securities Act of 1933 (i) as a transaction not involving a sale of securities, since no investment decision was required on the part of the option recipients, and/or (ii) under Section 4(2) of such Act as a transaction not involving a public offering. It is anticipated that the Common Shares subject to the options will be registered under the Securities Act of 1933 prior to exercise of the options.

ITEM 6. Selected Financial Data

     The information required by Item 6 is set forth under the heading “Selected Financial Data” (p.22) in the Company’s Annual Report to Shareholders for the year ended March 30, 2002 and is incorporated herein by reference.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results
of Operations

     The information required by Item 7 is set forth under the heading “Management’s Discussion and Analysis” (p.20) of the Company’s Annual Report to Shareholders for the year ended March 30, 2002 and is incorporated herein by reference.

ITEM 7A. Quantitative and Qualitative Disclosure about Market Risk

     Not Applicable.

ITEM 8. Financial Statements and Supplementary Data

     The information required by Item 8 is set forth at pages 3 through 10 and under the heading “Selected Financial Data” p.22 of the Company’s Annual Report to Shareholders for the year ended March 30, 2002 and is incorporated herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

     The information required by Item 10 is incorporated herein by reference from the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held July 31, 2002 except for certain information concerning the executive officers of the Company which is set forth in Part I of this Report.

ITEM 11. Executive Compensation

     The information required by Item 11 is incorporated herein by reference from the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held July 31, 2002.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by Item 12 is incorporated herein by reference from the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held July 31, 2002.

ITEM 13. Certain Relationships and Related Transactions

     The information required by item 13 is incorporated herein by reference from the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held July 31, 2002.

PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1.	Financial Statements

The following consolidated financial statements of Shopsmith, Inc. and its subsidiaries are incorporated by reference as part of this Report at Item 8 hereof.

Report of Independent Auditors.

Consolidated Balance Sheets as of March 30, 2002 and March 31, 2001.

Consolidated Statements of Operations for the years ended March 30, 2002, March 31, 2001, and April 1, 2000.

Consolidated Statements of Changes in Shareholders’ Equity for the years ended March 30, 2002, March 31, 2001, and April 1, 2000.

Consolidated Statements of Cash Flows for the years ended March 30, 2002, March 31, 2001, and April 1, 2000.

Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules

The following Financial Statement Schedules for the years ended March 30, 2002, March 31, 2001, and April 1, 2000 are included in this report.

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

During the quarter ended March 30, 2002, the Company did not file reports on Form 8-K.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHOPSMITH, INC

By/s/ John R. Folkerth John R. Folkerth Chairman of the Board and Chief Executive Officer June 4, 2002 Date

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John R. Folkerth John R. Folkerth Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	/s/ Edward A. Nicholson Edward A. Nicholson Director June 4, 2002 Date

June 4, 2002 Date /s/ Robert L. Folkerth Robert L. Folkerth Vice President, Sales and Marketing, Director June 4, 2002 Date	/s/ Brady L. Skinner Brady L. Skinner Director June 4, 2002 Date

/s/ Mark A. May Mark A. May Vice President of Finance (Principal Financial and Accounting Officer)	/s/ J. Michael Herr J. Michael Herr Director June 4, 2002 Date

June 4, 2002 Date

CROWE CHIZEK

REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Shopsmith, Inc.
Dayton, Ohio

We have audited the accompanying consolidated balance sheets of Shopsmith, Inc. and Subsidiaries as of March 30, 2002 and March 31, 2001 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years ended March 30,2002, March 31, 2001 and April 1, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shopsmith, Inc. and Subsidiaries as of March 30, 2002 and March 31, 2001 and the consolidated results of its operations and its cash flows for the years ended March 30, 2002, March 31, 2001 and April 1, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ Crowe, Chizek and Company LLP

Crowe, Chizek and Company LLP

Columbus, Ohio
May 28, 2002

SHOPSMITH INC. AND SUBSIDIARIES                                  SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED March 30, 2002, March 31, 2001, and April 1, 2000

	BALANCE		CHARGED		BALANCE
	AT		TO COST	DEDUCTIONS	AT
	BEGINNING		AND	FROM	END
DESCRIPTION	OF YEAR	Transfers	EXPENSES	RESERVE	OF YEAR

Reserves deducted from assets to which they apply:

YEAR ENDED March 31, 2002
Accrued recourse liability	235,303	(87,517)	—		147,786
Allowance for doubtful accounts receivable	924,250	87,517	245,426	482,485	774,708

YEAR ENDED March 30, 2001
Accrued recourse liability	390,369	(155,066)			235,303
Allowance for doubtful accounts receivable	646,756	155,066	318,683	196,255	924,250

YEAR ENDED April 1, 2000
Accrued recourse liability	333,265	(116,417)	173,521		390,369
Allowance for doubtful accounts receivable	450,677	116,417	209,741	130,079	646,756

SHOPSMITH, INC.

INDEX TO EXHIBITS

Exhibit No. and Document

3.	Articles of Incorporation and By-laws

3.1.	Amended Articles of Incorporation of Shopsmith, Inc., filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 33-26463)	*

3.2.	Amended Code of Regulations of Shopsmith, Inc., filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Reg. No. 33-26463)	*

4.	Instruments Defining the Rights of Security Holders, Including Indentures

4.10.	Promissory note and mortgage dated December 31, 1998 between Mid-States Development Company and the Company related to the purchase of the 6530 Poe Avenue, Dayton, Ohio property. Filed as exhibit 4.10 to the Company’s quarterly report on Form 10-Q for the quarter ended January 2, 1999.	*

4.13.	Demand promissory note and Security Agreement with John Folkerth dated November 13, 2001. Filed as exhibit 4.13 to the Company’s quarterly report on Form 10Q for the quarter ended December 29, 2001.	*

10.	Material Contracts

Management Contracts and Compensatory Plans or Arrangements

10.1.	Plan for Providing Tax Return Preparation for Chief Executive Officer, as adopted by the Company’s Board of Directors on February 14, 1985. Filed as exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended April 3, 1993.	*

10.2.	1984 Stock Option Plan, as amended on February 9, 1987 and June 11, 1992. Filed as exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended April 5, 1997.	*

10.3.	Shopsmith, Inc. 1988 Director Option Plan, effective September 1, 1988, as amended on July 29, 1989, June 11, 1992 and July 31, 1996.Filed as exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended April 5, 1997.	*

10.4.	Disability Plan for Executive Officers, as adopted by the Company’s Board of Directors on November 5, 1991. Filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended March 31, 1992.	*

10.5.	Nonstatutory Stock Option granted by the Company on June 21, 1993 to John R. Folkerth for the purchase, for a period of 10 years from the date of grant of 20,000 Common Shares of the Company at a purchase price of $3.00 per share. Filed as Exhibit 10.7.1 to the Company’s Annual Report on Form 10-K for the year ended April 2, 1994.	*

10.6.	Incentive compensation plan in effect for the fiscal year ended April 1, 1995 (A substantially identical plan was adopted for the fiscal years to end March 30, 1996, April 5, 1997, April 4, 1998, April 3, 1999 and April 1,2000.). Filed as Exhibit 10.7.2 to the Company’s	*

Annual Report on Form 10-K for the year ended April 1, 1995.

10.7.	1995 Stock Option Plan. Filed as exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Reg. No. 33-64663)	*

10.8.	Amendment to Shopsmith, Inc. 1995 Stock Option Plan dated November 5, 1996. Filed as exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended April 5, 1997.	*

10.9.	1997 Stock Option Plan. Filed as exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended April 4, 1998.	*

10.10.	2000 Director Stock Option Plan. Filed as exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended April 1,2000.	*

10.11.	Shopsmith, Inc. Savings Plan, effective April 1, 1997. Filed as exhibit 10.10 to the Company’s annual report on Form 10-K for the year ended April 5, 1997.	*

Other Material Contracts

10.13.	Purchase agreement, dated September 30, 1998 between Angeles Partners XIV and the Company related to 6530 Poe Avenue, Dayton, Ohio property. Filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended October 3, 1999.	*

10.14.	Consumer Finance agreement dated November 15, 2000 between CitiFinancial and the Company. Filed as exhibit 10.14 to the Company’s quarterly report on Form 10-Q for the quarter ended December 30, 2000.	*

10.15.	Receivables factoring agreement with Metro Financial Services dated December 27, 2001. Filed as exhibit 10.15 to the Company’s quarterly report on Form 10-Q for the quarter ended December 29, 2001.	*

13.	Annual Report to Security Holders

13.1.	Shopsmith, Inc. Annual Report to Shareholders For the year ended March 30, 2002. Only such portions of the Annual Report as are specifically incorporated by reference under Parts I, II, and IV of this Report shall be deemed filed as part of this Report	**

21.	Subsidiaries of the Registrant

21.1.	Subsidiaries of the Registrant	**

23.	Consents of Experts and Counsel

23.1.	Consent of Crowe, Chizek and Company L.L.P. Independent Public Accountants to incorporation by reference	**

99.	Additional Exhibits

99.1. Shopsmith, Inc. Employee Stock Purchase Plan

	Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated August 26, 1993.	*

* **	Previously filed Filed herewith