Form 10-Q
period 2002-06-29
SHOPSMITH INC
filed 2002-08-13
CIK 89925

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15 (d)
Of the Securities Exchange Act of 1934

For the quarter ended— June 29 2002	Commission File Number 0-9318

SHOPSMITH, INC.
(Name of Registrant)

Ohio	31-0811466

(State of Incorporation)	(IRS Employer Identification Number)

6530 Poe Avenue

Dayton, Ohio	45414

(Address of Principal	(Zip Code)

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

Yes	No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of July 19,2002.

Common shares, without par value: 2,605,233 shares.

SHOPSMITH, INC. AND SUBSIDIARIES

INDEX

Page No.

Part I. Financial information:

Item 1. Financial Statements

Consolidated Balance Sheets-

June 29, 2002 and March 30, 2002	3-4

Statements of Consolidated Operations and

Retained Earnings — Three Months

Ended June 29, 2002 and June 30, 2001	5

Consolidated Statements of Cash Flows-

Three Months Ended June 29, 2002 and June 30, 2001	6

Notes to Consolidated Financial Statements	7-8

Item 2. Management’s Discussion and Analysis

of Financial Condition and Results

of Operations	9-10

Item 3. Quantitative and qualitative disclosures

about market risk	11

Part II. Other Information	12

SHOPSMITH INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 29	March 30
	2002	2002

	(Unaudited)
ASSETS

Current Assets:

Cash and equivalents	$1,225	$76,324

Restricted cash	198,570	151,585

Accounts receivable:

Trade, less allowance for doubtful accounts:

$814,165 on June 29 and $774,708 on March 30	830,103	1,642,366

Inventories

Finished products	1,054,897	875,888

Raw materials and work in process	1,144,156	1,427,369

Total inventories	2,199,053	2,303,257

Prepaid expenses	274,636	218,660

Total current assets	3,503,587	4,392,192

Properties:

Land, building and improvements	3,148,348	3,143,908

Machinery, equipment and tooling	6,720,879	6,714,886

Total cost	9,869,227	9,858,794

Less accumulated depreciation and amortization	7,085,452	7,029,128

Net properties	2,783,775	2,829,666

Long term portion of accounts receivable

Trade, less allowance for doubtful accounts

$139,521 on June 29 and $116,432 on March 30	328,625	215,476

Other assets	2,303	2,303

Total assets	$6,618,290	$7,439,637

Continued

SHOPSMITH INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 29	March 30
	2002	2002

	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$836,101	$1,582,636

Note payable	400,000	400,000

Current portion of long-term debt and capital lease obligation	158,667	104,836

Customer advances	97,259	126,181

Accrued liabilities:

Compensation, employee benefits and payroll taxes	138,659	289,559

Sales taxes payable	53,643	80,570

Accrued recourse liability	131,444	147,786

Accrued expenses	321,852	257,544

Other	69,082	75,470

Total current liabilities	2,206,707	3,064,582

Long-term debt and capital lease obligation	2,452,144	2,479,344

Total liabilities	4,658,851	5,543,926

Shareholders’ equity:

Preferred shares- without par value;

authorized 500,000; none issued

Common shares- without par value;

authorized 5,000,000; issued and outstanding

2,605,233 shares on June 29 and March 30	2,806,482	2,806,482

Retained deficit	(847,043)	(910,771)

Total shareholders’ equity	1,959,439	1,895,711

Total liabilities and shareholders’ equity	$6,618,290	$7,439,637

See notes to consolidated financial statements.

SHOPSMITH INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS

	Three Months Ended

	June 29	June 30
	2002	2001

	(Unaudited)	(Unaudited)
Net sales	$3,415,012	$3,037,505

Cost of products sold	1,617,905	1,408,193

Gross margin	1,797,107	1,629,312

Selling expenses	1,249,412	1,549,513

Administrative expenses	425,110	538,569

Total operating expenses	1,674,522	2,088,082

Income (loss) from operations	122,585	(458,770)

Non-recurring gain from demutualization

of insurance company	—	—

Interest income	23,430	19,228

Interest expense	85,403	59,197

Other income, net	3,116	3,879

Income (loss) before taxes	63,728	(494,860)

Income tax benefit	—	—

Net income (loss)	63,728	(494,860)

Retained earnings:

Beginning	(910,771)	879,502

Ending	$(847,043)	$384,642

Net income (loss) per common share

(Note 3)

Basic	$0.02	$(0.19)

Diluted	$0.02	$(0.19)

See notes to consolidated financial statements

SHOPSMITH INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

	Three Months Ended

	June 29	June 30
	2002	2001

	(Unaudited)	(Unaudited)

Cash flows from operating activities:

Net income (loss)	$63,728	$(494,860)

Adjustments to reconcile net income (loss) cash provided from operating activities:

Depreciation and amortization	56,324	64,310

Provision for doubtful accounts	26,794	111,979

Cash provided from (required for) changes in assets and liabilities:

Restricted cash	(46,985)	174,718

Accounts receivable	672,320	(261,107)

Inventories	104,204	(197,918)

Other assets	(55,976)	(30,240)

Accounts payable and customer advances	(775,457)	(162,096)

Other current liabilities	(136,249)	(87,835)

Cash used in operating activities	(91,297)	(883,049)

Cash flows from investing activities:

Property additions	(10,433)	(16,156)

Proceeds from sale of property	—	31,921

Cash provided from (used in) investing activities	(10,433)	15,765

Cash flows from financing activities:

Increase in revolving loan	—	237,000

Payments on long-term debt and capital lease obligation	26,631	(20,021)

Cash provided from financing activities	26,631	216,979

Net decrease in cash	(75,099)	(650,305)

Cash:

At beginning of period	76,324	651,530

At end of period	$1,225	$1,225

SHOPSMITH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	In the opinion of management, all adjustments (consisting of only normal and recurring adjustments) have been made as of June 29, 2002 and June 30, 2001 to present the financial statements fairly. However, the results of operations for the three months then ended are not necessarily indicative of results for the fiscal year. The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the annual financial statements. The financial statements accompanying this report should be read in conjunction with the financial statements and notes thereto included in the Annual Report to Shareholders for the year ended March 30, 2002.

2.	The provision for income taxes is as follows:

	Three Months Ended
	June 29	June 30
	2002	2001

Income (loss) before income taxes	$63,728	$(494,860)

Provision for (recoverable) income taxes:

Income tax benefit (expense)	$—	$—

Taxable income for the quarter ended June 29, 2002 was offset by a net operating loss carry forward (The remaining net operating loss carry forward asset of $1,401,000 was not shown as an asset because of a valuation allowance against the Company’s ability to realize the tax benefit).

3.	Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share reflects per share amounts that would have resulted if stock options had been converted into common stock. The following reconciles amounts reported in the financial statements:

	Three Months Ended
	June 29	June 30
	2002	2001

Net income (loss)	$63,728	$(494,860)

Weighted average shares	2,605,233	2,605,233

Additional dilutive shares	—	—

Total dilutive shares	2,605,233	2,605,233

Basic income (loss) per share	$0.02	$(0.19)

Diluted income (loss) per share	$0.02	$(0.19)

There were no additional dilutive shares included in the computation at June 29, 2002 and June 30, 2001 because the stock options were anti-dilutive.

4.	During fiscal 2002, Shopsmith entered into an arrangement with John R. Folkerth, the Company’s CEO, which allows the Company to borrow up to $500,000 with interest at twelve percent. The maximum authorized borrowing was increased to $600,000 in July 2002. Substantially all personal property except for certain receivables are pledged as collateral. Interest is due monthly and the note is payable on demand. At June 29, 2002, there was $400,000 outstanding under this arrangement. Borrowings from Mr. Folkerth are subject to Mr. Folkerth’s approval and are payable upon demand by Mr. Folkerth.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Shopsmith manufactures and sells woodworking products. Our core product, the Mark V is sold directly to consumers through demonstration sales events and indirectly to consumers through distributors, primarily Lowe’s where Shopsmith also conducts sales demonstrations, along with smaller amounts through other efforts. Mark V sales demonstrations are done in shopping malls, at home shows, and at state fairs. Other woodworking products and accessories are sold through mail and Internet channels. Shopsmith recognizes revenue for these orders at the time of product shipment.

First quarter sales increased to $3,415,000 or 12.4% from $3,037,000 generated a year ago. This increase in volume was primarily in our mail and internet sales channel, which together increased $252,000 over last year. Demonstration sales of the Mark V continued the shift in location from mall and high-traffic locations to demonstrations done within Lowe’s stores. In total, demonstration sales were up slightly.

Gross margin rates decreased by one percentage point compared to last year, reflecting the lower margin earned on demonstration sales within Lowe’s stores. Operating expenses were reduced by $413,000 to $1,675,000 in the current fiscal year from $2,088,000 last year. Operating expenses were reduced by improved expense control on Mark V sales events, as well as through reductions in compensation costs. Employee benefit costs were reduced in the quarter by $53,000 due to proceeds from the Anthem insurance demutualization.

In fiscal 2003, Shopsmith has implemented a employee salary reduction plan. As part of this plan, fiscal 2003 pre-tax income above $100,000 will be used to return the amount of the reduction and to pay an additional incentive equal to the amount of the reduction, as income permits. The effect of this plan on the first quarter was to reduce expenses by $18,000.

Provisions for recoverable Federal income taxes ($0 in both FY2003 and FY 2002) are based on estimated annual effective rates, less a valuation reserve. The zero Federal income tax amount in FY2003 was due to the utilization of the net loss carryforwards.

Because of the factors above, a net income of $64,000 or $.02 per diluted share was earned in the quarter ended June 29, 2002 compared to a net loss of $495,000 or $.19 per diluted share for the same period of last year.

Liquidity and Financial Position

Cash used in operations totaled $91,000 in the current year compared with $883,000 for the first quarter of the preceding year. A reduction in payables partially offset by decreases in receivables and inventory, was the main reason for the cash usage in the current quarter. The cash usage in the first quarter follows the Company’s seasonal pattern.

The current ratio was 1.59 to 1 at June 29, 2002 compared to 1.43 to 1 at the beginning of the current fiscal year. The debt to equity ratio decreased to 2.38 to 1 from 2.92 to 1 at March 30, 2002.

During fiscal 2002, Shopsmith entered into an arrangement with John R. Folkerth, the Company’s CEO, which allows the Company to borrow up to $500,000 with interest at twelve percent. The maximum authorized borrowing was increased to $600,000 in July 2002. Substantially all personal property except for certain receivables are pledged as collateral. Interest is due monthly and the note is payable on demand. At June 29, 2002, there was $400,000 outstanding under this arrangement. Borrowings from Mr. Folkerth are subject to Mr. Folkerth’s approval and are payable upon demand by Mr. Folkerth.

In 1999, the Company purchased the building it had been leasing. The seller financed the building purchase. The financing agreement provided for a $100,000 down payment and a secured mortgage note for $2,800,000 at an 8.75% interest rate. The note was payable in monthly installments of $25,785 with the balance being due and payable in full on January 1, 2003. In March 2002, the agreement was amended to continue the $25,785 monthly payments of principal and interest until January 1, 2006 at which time the scheduled balance of approximately $2,180,000 will become due and payable.

Forward Looking Statements

The foregoing discussion and the Company’s consolidated financial statements contain certain forward-looking statements that involve risks and uncertainties, including but not limited to the following: (i) the operating cash flows together with currently available working capital may be inadequate to finance the operating needs of the Company; and (ii) the demand loan extended to the Company by Mr. John R. Folkerth (as described above) could be called prior to the Company being in a position to repay or refinance the loan.

Item 3.   Quantitative and qualitative disclosures about market risk.

              Not applicable.

PART II. OTHER INFORMATION

Item 6.

(a)	Exhibits:

4.	Instruments Defining the Rights of Security Holders, Including Indentures

4.10.1	Amendment to Promissory note dated March 11, 2002 with Mid-States Development.

4.13.1	Amended and Restated Demand Promissory note dated July 3, 2002 payable to John R. Folkerth in the maximum principal amount of $600,000 (or lesser amount borrowed)

99.	Additional Exhibits

99.2	Certification of the 10-Q by John R. Folkerth, the Company’s CEO.

99.3	Certification of the 10-Q by Mark A. May, the Company’s CFO.

(b)	Reports on Form 8-K:

         None

SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHOPSMITH, INC.

By /s/ Mark A. May Mark A. May Vice President of Finance (Principal Financial and Accounting Officer)

Date: August 13, 2002