Form 10-Q
period 2002-09-28
SHOPSMITH INC
filed 2002-11-12
CIK 89925

FORM 10-Q
 SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15 (d)
Of the Securities Exchange Act of 1934

For the quarter ended— September 28 2002	Commission File Number 0-9318

SHOPSMITH, INC.

(Name of Registrant)

Ohio	31-0811466

(State of Incorporation)	(IRS Employer Identification Number)

6530 Poe Avenue
Dayton, Ohio	45414

(Address of Principal	(Zip Code)
(Executive Offices)

Registrant’s Telephone 937-898-6070

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X       No___

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of October 17,2002.

Common shares, without par value: 2,605,233 shares.

SHOPSMITH, INC. AND SUBSIDIARIES
INDEX

		Page No.

Part I. Financial information:

Item 1.	Financial Statements

	Consolidated Balance Sheets— September 28, 2002 and March 30, 2002	3-4

	Statements of Consolidated Operations and

	Retained Earnings — Three Months and Six Months Ended September 28, 2002 and September 30, 2001	5

	Consolidated Statements of Cash Flows— Six Months Ended September 28, 2002 and September 30, 2001	6

	Notes to Consolidated Financial Statements	7-8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-10

Item 3.	Quantitative and qualitative disclosures about market risk	11

Item 4.	Controls and procedures	11

Part II. Other Information		12

SHOPSMITH INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS

	September 28	March 30
	2002	2002

	(Unaudited)
ASSETS

Current Assets:

Cash and equivalents	$19,396	$76,324

Restricted cash	25,000	151,585

Accounts receivable:

Trade, less allowance for doubtful accounts:

$871,008 on September 28 and $774,708 on March 30	1,052,504	1,642,366

Inventories

Finished products	1,008,756	875,888

Raw materials and work in process	1,375,772	1,427,369

Total inventories	2,384,528	2,303,257

Prepaid expenses	268,567	218,660

Total current assets	3,749,995	4,392,192

Properties:

Land, building and improvements	3,148,348	3,143,908

Machinery, equipment and tooling	6,720,721	6,714,886

Total cost	9,869,069	9,858,794

Less accumulated depreciation and amortization	7,135,185	7,029,128

Net properties	2,733,884	2,829,666

Long term portion of accounts receivable

Trade, less allowance for doubtful accounts $164,514 on September 28 and $116,432 on March 30	446,752	215,476

Other assets	2,303	2,303

Total assets	$6,932,934	$7,439,637

Continued

SHOPSMITH INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 28	March 30
	2002	2002

	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$1,087,233	$1,582,636

Note payable	400,000	400,000

Current portion of long-term debt and capital lease obligation	129,734	104,836

Customer advances

	84,756	126,181

Accrued liabilities:

Compensation, employee benefits and payroll taxes	235,739	289,559

Sales taxes payable	82,141	80,570

Accrued recourse liability	131,444	147,786

Accrued expenses	284,956	257,544

Other	75,153	75,470

Total current liabilities	2,511,156	3,064,582

Long-term debt and capital lease obligation	2,426,067	2,479,344

Total liabilities	4,937,223	5,543,926

Shareholders’ equity:

Preferred shares — without par value; authorized 500,000; none issued

Common shares—without par value; authorized 5,000,000; issued and outstanding 2,605,233 shares on September 28 and March 30	2,806,482	2,806,482

Retained deficit	(810,771)	(910,771)

Total shareholders’ equity	1,995,711	1,895,711

Total liabilities and shareholders’ equity	$6,932,934	$7,439,637

See notes to consolidated financial statements.

SHOPSMITH INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS

	Three Months Ended		Six Months Ended

	September 28	September 30	September 28	September 30
	2002	2001	2002	2001

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$3,206,760	$3,288,636	$6,621,772	$6,326,141

Cost of products sold	1,535,284	1,566,627	3,153,189	2,974,820

Gross margin	1,671,476	1,722,009	3,468,583	3,351,321

Selling expenses	1,223,368	1,517,594	2,472,780	3,067,107

Administrative expenses	350,750	382,308	775,860	920,877

Total operating expenses	1,574,118	1,899,902	3,248,640	3,987,984

Income (loss) from operations	97,358	(177,893)	219,943	(636,663)

Interest income	26,814	14,550	50,244	33,778

Interest expense	87,414	65,069	172,817	124,266

Other income (expenses), net	(486)	2,876	2,630	6,755

Income (loss) before taxes	36,272	(225,536)	100,000	(720,396)

Income tax expense	—	—	—	—

Net income (loss)	36,272	(225,536)	100,000	(720,396)

Retained earnings:

Beginning	(847,043)	384,642	(910,771)	879,502

Ending	$(810,771)	$159,106	$(810,771)	$159,106

Net income (loss) per common share

(Note 3)

Basic	$0.01	$(0.09)	$0.04	$(0.28)

Diluted	$0.01	$(0.09)	$0.04	$(0.28)

See notes to consolidated financial statements

SHOPSMITH INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOW

	Six Months Ended

	September 28	September 30
	2002	2001

	(Unaudited)	(Unaudited)

Cash flows from operating activities:

Net income (loss)	$100,000	$(720,396)

Adjustments to reconcile net income (loss) to cash provided from operating activities:

Depreciation and amortization	106,057	125,661

Provision for doubtful accounts	101,342	134,416

Cash provided from (required for) changes in assets and liabilities:

Restricted cash	126,585	174,718

Accounts receivable	257,244	(81,075)

Inventories	(81,271)	(12,263)

Other assets	(49,907)	91,954

Accounts payable and customer advances	(536,828)	(173,073)

Other current liabilities	(41,496)	(130,588)

Cash used in operating activities	(18,274)	(590,646)

Cash flows from investing activities:

Property additions	(10,275)	(40,619)

Cash used in investing activities	(10,275)	(40,619)

Cash flows from financing activities:

Payments on long-term debt and capital lease obligation	(28,379)	(19,040)

Cash used in financing activities	(28,379)	(19,040)

Net decrease in cash	(56,928)	(650,305)

Cash:

At beginning of period	76,324	651,530

At end of period	$19,396	$1,225

SHOPSMITH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	In the opinion of management, all adjustments (consisting of only normal and recurring adjustments) have been made as of September 28, 2002 and September 30, 2001 to present the financial statements fairly. However, the results of operations for the six months then ended are not necessarily indicative of results for the fiscal year. The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the annual financial statements. The financial statements accompanying this report should be read in conjunction with the financial statements and notes thereto included in the Annual Report to Shareholders for the year ended March 30, 2002.

2.	The provision for income taxes is as follows:

	Three Months Ended
	September 28	September 30
	2002	2001

Income (loss) before income taxes	$36,272	$(225,536)

Provision for (recoverable) income taxes:

Income tax benefit (expense)	$—	$—

Taxable income for the quarter ended September 28, 2002 was offset by a net operating loss carry forward (The remaining net operating loss carry forward asset of $1,383,000 was not shown as an asset because of a valuation allowance against the Company’s ability to realize the tax benefit).

3.	Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share reflects per share amounts that would have resulted if stock options had been converted into common stock. The following reconciles amounts reported in the financial statements:

	Three Months Ended
	September 28	September 30
	2002	2001

Net income (loss)	$36,272	$(225,536)

Weighted average shares	2,605,233	2,605,233

Additional dilutive shares	—	—

Total dilutive shares	2,605,233	2,605,233

Basic income (loss) per share	$0.01	$(0.09)

Diluted income (loss) per share	$0.01	$(0.09)

There were no additional dilutive shares included in the computation at September 28, 2002 and September 30, 2001 because the stock options were anti-dilutive.

4.	During fiscal 2002, Shopsmith entered into an arrangement with John R. Folkerth, the Company’s CEO, which allows the Company to borrow up to $500,000 with interest at twelve percent. The maximum authorized borrowing was increased to $600,000 in July 2002. Substantially all personal property except for certain receivables are pledged as collateral. Interest is due monthly and the note is payable on demand. At September 28, 2002, there was $400,000 outstanding under this arrangement. Borrowings from Mr. Folkerth are subject to Mr. Folkerth’s approval and are payable upon demand by Mr. Folkerth.

5.	One customer exceeded the 10% level of consolidated level of sales. A major retailer represented 25% of sales for the quarter ended September 28, 2002 and 30% of year to date sales.

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

Second quarter sales decreased to $3,207,000 or 2.5% from $3,289,000 generated a year ago. This decrease in volume was primarily in our traveling academy sales effort, which includes a combined sales and education effort directed at Mark V owners. Demonstration sales of the Mark V included a higher proportion of sales at high traffic events, such as state fairs, and fewer Lowe’s events than in the first quarter. However on a year to date basis we continued the shift in location from mall and high-traffic locations to demonstrations done within Lowe’s stores. In total, demonstration sales were up slightly. Year to date sales increased to $6,622,000 or 4.7% from $6,326,000 last year.

Gross margin rates decreased by one quarter of a percentage point compared to the same quarter last year, and by 0.6% on a year to date basis, reflecting the lower margin earned on demonstration sales within Lowe’s stores. Operating expenses were reduced by $326,000 to $1,574,000 in the second quarter from $1,900,000 for the last year’s second quarter. On a year to date basis, operating expenses dropped by $739,000 to $3,249,000 from $3,988,000 the prior year. Operating expenses were reduced by improved expense control on Mark V sales events, as well as through reductions in compensation costs. Employee benefit costs were reduced $42,000 in the quarter and by $95,000 year to date, due to proceeds from the Anthem insurance demutualization. Costs were also reduced by $60,000 in the second quarter as an agreement was reached with a consumer finance company, Shopsmith had formerly used, on participation rebates that survived the termination of contract.

For the fiscal year ending March 2003, Shopsmith has implemented a employee salary reduction plan. As part of this plan, fiscal 2003 pre-tax income above $100,000 will be used to return the amount of the reduction and to pay an additional incentive equal to the amount of the reduction, as income permits. The net effect of this plan, after an accrued expense of $37,000 based on year to date results exceeding $100,000, was a $15,000 reduction to second quarter expenses and a reduction of $33,000 to year to date expenses. The next $94,000 of additional earnings in fiscal 2003 would be offset by increases to the accrual for payment returning the salary reduction and paying the incentive amounts.

Provisions for recoverable Federal income taxes ($0 in both FY2003 and FY 2002) are based on estimated annual effective rates, less a valuation reserve. The zero Federal income tax amount in FY2003 was due to the utilization of the net loss carryforwards.

Because of the factors above, a net income of $36,000 or $.01 per diluted share was earned in the quarter ended September 28, 2002 compared to a net loss of $226,000 or $.09 per diluted share for the same period of last year. For the year to date, net income was $100,000 or $.04 per diluted share compared to a net loss of $720,000 or $.28 per diluted share for the same period last year.

Liquidity and Financial Position

Cash used in operations totaled $18,000 in the current year compared with $591,000 for the same period of the preceding year. A seasonal reduction in payables partially offset by decreases in receivables and by the $100,000 in net income, was the main reason for the cash usage in the current quarter. In the latter part of the second quarter the Company’s demonstration sales event mix shifts to fewer sales demonstrations in Lowe’s stores and more sales demonstrations at fairs. The lower volume of Lowe’s demonstrations resulted in the reduction in the quarter-end receivables balance.

The current ratio was 1.49 to 1 at September 28, 2002 compared to 1.43 to 1 at the beginning of the current fiscal year. The debt to equity ratio decreased to 2.47 to 1 from 2.92 to 1 at March 30, 2002.

During fiscal 2002, Shopsmith entered into an arrangement with John R. Folkerth, the Company’s CEO, which allows the Company to borrow up to $500,000 with interest at twelve percent. The maximum authorized borrowing was increased to $600,000 in July 2002. Substantially all personal property except for certain receivables are pledged as collateral. Interest is due monthly and the note is payable on demand. At September 28, 2002, there was $400,000 outstanding under this arrangement. Borrowings from Mr. Folkerth are subject to Mr. Folkerth’s approval and are payable upon demand by Mr. Folkerth.

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

Forward Looking Statements

The foregoing discussion and the Company’s consolidated financial statements contain certain forward-looking statements that involve risks and uncertainties, including but not limited to the following: (i) the operating cash flows together with currently available working capital may be inadequate to finance the operating needs of the Company; (ii) the demand loan extended to the Company by Mr. John R. Folkerth (as described above) could be called prior to the Company being in a position to repay or refinance the loan; and (iii) cancellation by Lowe’s of the in-store sales program.

Item 3. Quantitative and qualitative disclosures about market risk.

Not applicable.

Item 4. Controls and Procedures.

The Company’s Chairman and Chief Executive Officer, John R. Folkerth, and the Company’s Chief Financial Officer, Mark A. May, have evaluated the Company’s internal controls and disclosure controls systems within 90 days of the filing of this report. Messrs. Folkerth and May have concluded that the Company’s disclosure controls systems are functioning effectively to provide reasonable assurance that the Company can meet its disclosure obligations. The reporting process is designed to ensure that information required to be disclosed by the Company in the reports that it files or submits with the Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Since Messrs. Folkerth’s and May’s most recent review of the Company’s internal controls systems, there have been no significant changes in internal controls or in other factors that could significantly affect these controls.

PART II. OTHER INFORMATION

Item 4.

The company held its Annual Meeting of Shareholders on July 31, 2002. At the meeting, shareholders (a) elected messrs. John R. Folkerth, J. Michael Herr, and Edward A. Nicholson as directors of the Company and (b) approved the appointment of Crowe, Chizek and Company LLP as independent public accountants for the Company. Votes were tabulated as follows:

				Broker
Issue	For	Against	Withheld	Non votes
Election of directors:

John R. Folkerth	2,113,935		127,128	—

J. Michael Herr	2,158,366		82,697	—

Edward A. Nicholson	2,137,341		103,722	—

Appointment

Crowe, Chizek and Company LLP	2,194,545	41,743	4,775	—

Item 6.

(a) Exhibits:

	99.	Additional Exhibits

	99.2	Certification of the 10-Q by John R. Folkerth, the Company’s CEO.

	99.3	Certification of the 10-Q by Mark A. May, the Company’s CFO.

(b) Reports on Form 8-K:

None

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHOPSMITH, INC.

By /s/ Mark A. May
Mark A. May

Vice President of Finance (Principal Financial and Accounting Officer)

Date:	November 12, 2002

I, John R. Folkerth, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Shopsmith, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statements of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in the quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 12, 2002

By:	/s/ John R. Folkerth John R. Folkerth Chairman and Chief Executive Officer

I, Mark A. May, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Shopsmith, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statements of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in the quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 12, 2002

By:	/s/ Mark A. May Mark A. May Vice President of Finance and Treasurer