Form 10-Q
period 2002-12-28
SHOPSMITH INC
filed 2003-02-11
CIK 89925

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Quarterly Report Pursuant To Section 13 or 15 (d)
Of the Securities Exchange Act of 1934

For the quarterly period ended— December 28, 2002	Commission File Number 0-9318

SHOPSMITH, INC.

(Exact Name of Registrant as specified in its charter)

Ohio	31-0811466

(State of Incorporation)	(IRS Employer Identification No.)

6530 Poe Avenue
Dayton, Ohio	45414

(Address of Principal	(Zip Code)
Executive Offices)

Registrant’s Telephone Number 937-898-6070

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]       No   [  ]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of January 17, 2003.

Common shares, without par value: 2,605,233 shares.

CONSOLIDATED BALANCE SHEETS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
SHOPSMITH INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
SHOPSMITH, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Liquidity and Financial Position
Forward Looking Statements
Item 3. Quantitative and qualitative disclosures about market risk.
Item 4. Controls and Procedures.
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
Exhibit 4.14 Promissory Note
Exhibit 99.2 Certification
Exhibit 99.3 Certification

SHOPSMITH, INC. AND SUBSIDIARIES

INDEX

Page No.

Part I. Financial Information:

Item 1. Financial Statements

Consolidated Balance Sheets- December 28, 2002 and March 30, 2002	3-4

Consolidated Statements of Operations and Retained Earnings (Deficit) – Three Months and Nine Months Ended December 28, 2002 and December 29, 2001	5

Consolidated Statements of Cash Flows- Nine Months Ended December 28, 2002 and December 29, 2001	6

Notes to Consolidated Financial Statements	7-8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-10

Item 3. Quantitative and qualitative disclosures about market risk	11

Item 4. Controls and procedures	11

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K	12

Signatures	12

Certifications	13-14

SHOPSMITH INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 28,	March 30,
	2002	2002

	(Unaudited)
ASSETS
Current Assets:
Cash and equivalents	$825	$76,324
Restricted cash	24,940	151,585
Accounts receivable:
Trade, less allowance for doubtful accounts:
$909,539 on December 28, and $774,708 on March 30,	1,680,879	1,642,366
Inventories
Finished products	986,856	875,888
Raw materials and work in process	1,352,930	1,427,369

Total inventories	2,339,786	2,303,257
Prepaid expenses	177,175	218,660

Total current assets	4,223,605	4,392,192
Properties:
Land, building and improvements	3,148,348	3,143,908
Machinery, equipment and tooling	6,722,321	6,714,886

Total cost	9,870,669	9,858,794
Less accumulated depreciation and amortization	7,174,414	7,029,128

Net properties	2,696,255	2,829,666
Long-term portion of accounts receivable trade, less allowance for doubtful accounts:
$186,248 on December 28, and $116,432 on March 30,	529,692	215,476
Other assets	2,303	2,303

Total assets	$7,451,855	$7,439,637

Continued

SHOPSMITH INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 28,	March 30,
	2002	2002

	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,529,211	$1,582,636
Note payable	400,000	400,000
Current portion of long-term debt and capital lease obligation	106,235	104,836
Customer advances	84,582	126,181
Accrued liabilities:
Compensation, employee benefits and payroll taxes	399,737	289,559
Sales taxes payable	56,136	80,570
Accrued recourse liability	131,444	147,786
Accrued expenses	277,427	257,544
Other	70,940	75,470

Total current liabilities	3,055,712	3,064,582
Long-term debt and capital lease obligation	2,400,432	2,479,344

Total liabilities	5,456,144	5,543,926
Shareholders’ equity:
Preferred shares- without par value; authorized 500,000; none issued Common shares- without par value; authorized 5,000,000; issued and outstanding 2,605,233 shares on December 28, and March 30,	2,806,482	2,806,482
Deficit	(810,771)	(910,771)

Total shareholders’ equity	1,995,711	1,895,711

Total liabilities and shareholders’ equity	$7,451,855	$7,439,637

See notes to consolidated financial statements.

SHOPSMITH INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)

	Three Months Ended		Nine Months Ended

	December 28,	December 29,	December 28,	December 29,
	2002	2001	2002	2001

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$3,986,866	$4,617,061	$10,608,638	$10,943,202
Cost of products sold	2,039,175	2,387,571	5,192,364	5,362,391

Gross margin	1,947,691	2,229,490	5,416,274	5,580,811
Selling expenses	1,446,248	1,901,997	3,919,028	4,969,104
Administrative expenses	456,423	404,047	1,327,745	1,324,924

Total operating expenses	1,902,671	2,306,044	5,246,773	6,294,028
Income (loss) from operations	45,020	(76,554)	169,501	(713,217)
Non-recurring gain from demutualization of insurance company	—	153,381	95,462	153,381
Interest income	35,658	20,218	85,902	53,996
Interest expense	82,664	65,645	255,481	189,911
Other income, net	1,986	2,029	4,616	8,784

Income (loss) before taxes	—	33,429	100,000	(686,967)
Income tax expense	—	—	—	—

Net income (loss)	—	33,429	100,000	(686,967)
Retained earnings:
Beginning	(810,771)	159,106	(910,771)	879,502

Ending	$(810,771)	$192,535	$(810,771)	$192,535

Net income (loss) per common share (Note 3)
Basic	$—	$0.01	$0.04	$(0.26)

Diluted	$—	$0.01	$0.04	$(0.26)

See notes to consolidated financial statements.

SHOPSMITH INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended

	December 28,	December 29,
	2002	2001

	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net income (loss)	$100,000	$(686,967)
Adjustments to reconcile net income (loss) to cash provided from operating activities:
Depreciation and amortization	145,286	187,678
Stock proceeds from Insurance Demutualization	—	(153,381)
Provision for doubtful accounts	189,813	195,027
Cash provided from (required for) changes in assets and liabilities:
Restricted cash	126,645	174,718
Accounts receivable	(542,542)	(824,655)
Inventories	(36,529)	(501,064)
Other assets	41,485	170,020
Accounts payable and customer advances	(95,024)	860,805
Other current liabilities	84,755	(43,884)

Cash provided from (used in) operating activities	13,889	(621,703)
Cash flows from investing activities:
Property additions	(11,875)	(69,069)

Cash used in investing activities	(11,875)	(69,069)
Cash flows from financing activities:
Increase in revolving loan	—	400,000
Payments on long-term debt and capital lease obligation	(77,513)	(44,265)

Cash provided from (used in) financing activities	(77,513)	355,735

Net decrease in cash	(75,499)	(335,037)
Cash:
At beginning of period	76,324	651,530

At end of period	$825	$316,493

See notes to consolidated financial statements.

	Three Months Ended		Nine Months Ended

	December 28,	December 29,	December 28,	December 29,
	2002	2001	2002	2001

Income (loss) before income taxes	$—	$33,429	$100,000	$(686,967)

Provision for (recoverable) income taxes:
Income tax benefit (expense)	$—	$—	$—	$—

	Three Months Ended		Nine Months Ended
	December 28,	December 29,	December 28,	December 29,
	2002	2001	2002	2001

Net income (loss)	$—	$33,429	$100,000	$(686,967)

Weighted average shares	2,605,233	2,605,233	2,605,233	2,605,233
Additional dilutive shares	—	8,400	—	—

Total dilutive shares	2,605,233	2,613,633	2,605,233	2,605,233

Basic income (loss) per share	$—	$0.01	$0.04	$(0.26)

Diluted income (loss) per share	$—	$0.01	$0.04	$(0.26)

SHOPSMITH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	In the opinion of management, all adjustments (consisting of only normal and recurring adjustments) have been made as of December 28, 2002 and December 29, 2001 to present the financial statements fairly. However, the results of operations for the nine months then ended are not necessarily indicative of results for the full fiscal year. The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the annual financial statements. The financial statements accompanying this report should be read in conjunction with the financial statements and notes thereto included in the Annual Report to Shareholders for the year ended March 30, 2002.

2.	The provision for income taxes is as follows:

<Insert TaxProv tab here>

Taxable income for the nine months ended December 28, 2002 was offset by a net operating loss carry forward (The remaining net operating loss carry forward asset of $1,376,000 was not shown as an asset because of a valuation allowance against the Company’s ability to realize the tax benefit).

3.	Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share reflects per share amounts that would have resulted if stock options had been converted into common stock. The following reconciles amounts reported in the financial statements:

<Insert EPS tab here>

There were no additional dilutive shares included in the computation for the periods ended December 28, 2002 and for the quarter ended December 29, 2001 because the stock options were anti-dilutive.

4.	During fiscal 2002, entered into an arrangement with John R. Folkerth, the Company’s CEO, which allows the Company to borrow up to $500,000 with interest at twelve percent. The maximum authorized borrowing was increased to $600,000 in July 2002. Substantially all personal property except for certain receivables are pledged as collateral. Interest is due monthly and the note is payable on demand. At December 28, 2002 and March 30, 2002, there was $400,000 outstanding under this arrangement. Borrowings from Mr. Folkerth are subject to Mr. Folkerth’s approval and are payable upon demand by Mr. Folkerth.

5.	On December 31, 2002, Shopsmith entered into a loan agreement with Provident Bank which allows the Company to borrow up to the lesser of $750,000 or 80% of eligible receivables due from Lowes Companies, Inc., with interest charged at one and one-half percent over the bank’s prime rate. The agreement requires compliance with certain net income, net worth, and miscellaneous covenants. Substantially all personal property is pledged as collateral.

6.	One customer exceeded the 10% level of consolidated net sales. A major retailer represented 37% of net sales for the quarter ended December 28, 2002 and 33% of net sales for the nine months ended December 28, 2002.

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

Third quarter sales decreased to $3,987,000 or 13.6% from $4,617,000 generated a year ago. This decrease occurred primarily in our demonstration sales of the Mark V, other than demonstrations done at Lowe’s stores. Year to date sales decreased to $10,609,000 or 3.1% from $10,943,000 last year.

Gross margin rates increased by one half of a percentage point compared to the same quarter last year, and by 0.1% on a year to date basis. Operating expenses were reduced by $403,000 to $1,903,000 in the third quarter from $2,306,000 in last year’s third quarter. On a year to date basis, operating expenses dropped by $1,143,000 to $5,151,000 from $6,294,000 the prior year. Operating expenses were reduced by improved expense control on Mark V sales events, as well as through reductions in compensation costs. Employee benefit costs were reduced by $95,000 year to date, due to proceeds from the Anthem insurance demutualization.

During the fiscal year ending March 2003, Shopsmith has implemented a employee salary reduction plan. The plan took effect May 19, 2002 and continued until December 28, 2002. Salary reductions of participants (officers, managers and certain key employees) aggregated $38,000 and $91,000 during the three and nine months ended December 28, 2002, respectively. As part of this plan, fiscal 2003 pre-tax income above $100,000 will be used to return the amount of the reduction and to pay an additional incentive equal to the amount of the reduction, as income permits. The salary reductions were restored at the end of the Company’s third quarter. An expense of $147,000 has been accrued based on year to date results before the offsetting accrual for exceeding $100,000. The next $35,000 of additional earnings in the fourth quarter of fiscal 2003 will be offset by increases to the accrual for payment returning the salary reduction and paying the incentive amounts. If the plan had not been in effect for the three and nine months ended December 28, 2002, results would have been $73,000 and $156,000, respectively.

Provisions for recoverable Federal income taxes ($0 in both FY2003 and FY 2002) are based on estimated annual effective rates, less a valuation reserve. The zero Federal income tax amount in FY2003 was due to the utilization of the net loss carryforwards.

Because of the factors above, a net income of $0 or $.00 per diluted share was earned in the quarter ended December 28, 2002 compared to a net income of $33,000 or $.01 per diluted share for the same period of last year. For the year to date, net income was $100,000 or $.04 per diluted share compared to a net loss of $687,000 or $.26 per diluted share for the same period last year.

Liquidity and Financial Position

Cash provided from operations totaled $14,000 in the current year compared with a usage of $622,000 for the same period of the preceding year. The year to date income of $100,000 along with the adjustments for non-cash items, such as depreciation and the provision for doubtful accounts, offset by an increase in receivables explain the change in cash for the period.

The current ratio was 1.38 to 1 at December 28, 2002 compared to 1.43 to 1 at the beginning of the current fiscal year. The debt to equity ratio decreased to 2.73 to 1 from 2.92 to 1 at March 30, 2002.

During fiscal 2002, Shopsmith entered into an arrangement with John R. Folkerth, the Company’s CEO, which allows the Company to borrow up to $500,000 with interest at twelve percent. The maximum authorized borrowing was increased to $600,000 in July 2002. Substantially all personal property except for certain receivables are pledged as collateral. Interest is due monthly and the note is payable on demand. At December 28, 2002, there was $400,000 outstanding under this arrangement. Borrowings from Mr. Folkerth are subject to Mr. Folkerth’s approval and are payable upon demand by Mr. Folkerth.

On December 31, 2002, Shopsmith entered into a loan agreement with Provident Bank which allows the company to borrow up to the lesser of $750,000 or 80% of eligible receivables due from Lowes Companies, Inc., with interest charged at one and one-half percent over the Bank’s prime rate. The agreement requires compliance with certain net income, net worth, and miscellaneous covenants. Substantially all personal property is pledged as collateral.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

4. Instruments Defining the Rights of Security Holders, Including Indentures

4.14 Promissory Note and Loan Agreement with Provident Bank dated December 31, 2002

99. Additional Exhibits

99.2 Certification of the form 10-Q by John R. Folkerth, the Company’s CEO.

99.3 Certification of the form 10-Q by Mark A. May, the Company’s CFO.

(b) Reports on Form 8-K:

     None

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHOPSMITH, INC.

By	/S/ Mark A. May Mark A. May Vice President of Finance (Principal Financial and Accounting Officer)

Date: February 10, 2003

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

Date:	February 10, 2003

By:	/s/ John R. Folkerth John R. Folkerth Chairman and Chief Executive Officer

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

Date:	February 10, 2003

By:	/s/ Mark A. May Mark A. May

Vice President of Finance and Treasurer