Form 10-K
period 2003-04-05
SHOPSMITH INC
filed 2003-06-25
CIK 89925

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended April 5, 2003

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from          to

Commission file number 0-9318

SHOPSMITH, INC.

(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	31-0811466 (I.R.S. Employer Identification No.)

6530 Poe Avenue, Dayton, Ohio (Address of principal executive offices)	45414 (Zip Code)

Registrant’s telephone number, including area code: (937) 898-6070

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class None	Name of Each Exchange on which registered None

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

Yes [X] No [   ]

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes [   ] No [X]

          The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 28, 2002 was $911,832.

               Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of May 15, 2003. Common Shares, without par value: 2,605,233 shares.

DOCUMENTS INCORPORATED BY REFERENCE

          Shopsmith, Inc. Annual Report to Shareholders for the year ended April 5, 2003 – Only such portions of the Annual Report as are specifically incorporated by reference under Part I and II of this Report shall be deemed filed as part of this Report.

          Shopsmith, Inc. Proxy Statement for its Annual Meeting of Shareholders to be held July 30, 2003 – Definitive copies of the Proxy Statement will be filed with the Commission within 120 days after the end of the Company’s fiscal year. Only such portions of the Proxy Statement as are specifically incorporated by reference under Parts II and III of this Report shall be deemed filed as part of this Report.

PART I

     ITEM 1. Business

          Shopsmith, Inc., an Ohio corporation organized in 1972 (the “Company”), is engaged in the production and marketing of power woodworking tools designed primarily for the home workshop. The principal line of power tools marketed under the name “Shopsmith,” a registered trademark, dates back to 1946 and was purchased by the Company in 1972.

          The line is built around the Shopsmith MARK V, a multi-purpose tool, and includes separate function special purpose tools that may be mounted on the MARK V or used independently. The Company distributes these tools directly to consumers through demonstration programs (at which sales representatives solicit orders), telephone sales solicitation, Internet and mail order. During the fiscal year ended April 5, 2003, Shopsmith branded products accounted for substantially all of the net sales of the Company. The Company manufactures a substantial majority of products sold (as measured by sales dollar volume).

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

Research and Development

          From time to time, the Company engages in limited research and development programs to develop new products, and to improve existing products and current operating methods. Research and development costs were not material in 2003, 2002, and 2001.

Employees

          The total number of persons employed by the Company (both full and part time) as of May 15, 2003 was 117. The Company considers its employee relations to be satisfactory, and to date the Company has not experienced a work stoppage due to a labor dispute. The Company has no collective bargaining contracts.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

     None.

EXECUTIVE OFFICERS OF THE COMPANY

          Officers are elected annually by the Board of Directors. The executive officers of the Company are as follows:

Name	Age	Position

John R. Folkerth	70	Chairman of the Board, President and Chief Executive Officer

Robert L. Folkerth	46	President, Chief Operating Officer and Director

Lawrence R. Jones	64	Vice President, Operations

Mark A. May	44	Vice President of Finance, Treasurer and Chief Financial Officer

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

PART II

          ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

          The market and shareholder information required by Item 5 is set forth under the heading “Shareholders’ Information” p.25 in the Company’s Annual Report to Shareholders for the year ended April 5, 2003 (which report is included as Exhibit 13.1 to this Report). Such information is incorporated herein by reference.

          The Company paid no dividends in the fiscal years ended April 5, 2003 and March 30, 2002.

          As more fully indicated in Note 6 to the consolidated financial statements included in the Company’s Annual Report to Shareholders for the year ended April 5, 2003, during the fiscal years ended March 31, 2001, March 30, 2002, and April 5, 2003 the Company issued to certain key employees and non-employee directors stock options to purchase Common Shares of the Company under the Company’s 1995 Stock Option Plan, 1997 Stock Option Plan and 2000 Director Stock Option Plan. Shares issuable under the 1997 Stock Option Plan and the 2000 Director Stock Option Plan have not been registered under the Securities Act of 1933, and none of the options under either of such plans has as yet been exercised. The grant of options pursuant to the 1997 Stock Option Plan and the 2000 Director Stock Option Plan was exempt from the registration provisions of the Securities Act of 1933 (i) as a transaction not involving a sale of securities, since no investment decision was required on the part of the option recipients, and/or (ii) under Section 4(2) of such Act as a transaction not involving a public offering. It is anticipated that the Common Shares subject to the options will be registered under the Securities Act of 1933 prior to exercise of the options.

ITEM 6. Selected Financial Data

     The information required by Item 6 is set forth under the heading “Selected Financial Data” (p.24) in the Company’s Annual Report to Shareholders for the year ended April 5, 2003 and is incorporated herein by reference.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The information required by Item 7 is set forth under the heading “Management’s Discussion and Analysis” (p.21) of the Company’s Annual Report to Shareholders for the year ended April 5, 2003 and is incorporated herein by reference.

ITEM 7A. Quantitative and Qualitative Disclosure about Market Risk

          Not Applicable.

ITEM 8. Financial Statements and Supplementary Data

          The information required by Item 8 is set forth at pages 3 through 10 and under the heading “Selected Financial Data” p.24 of the Company’s Annual Report to Shareholders for the year ended April 5, 2003 and is incorporated herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          Not applicable.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

          The information required by Item 10 is incorporated herein by reference from the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held July 30, 2003 except for certain information concerning the executive officers of the Company which is set forth in Part I of this Report.

ITEM 11. Executive Compensation

          The information required by Item 11 is incorporated herein by reference from the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held July 30, 2003.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

          The following table shows certain information as of April 5, 2003 with respect to compensation plans under which common shares of the Company are authorized for issuance:

			Number of shares
			remaining available for
			future issuance under
	Number of shares to be	Weighted average	equity compensation
	issued upon exercise of	exercise price of	plans (excluding shares
	outstanding options	outstanding options	in column (a))

Plan category	(a)	(b)	(c)
Equity compensation plans approved by shareholders	367,000	$0.54	103,000
Equity compensation plans not approved by shareholders	44,000	$1.67	48,000

          The remaining information required by Item 12 is incorporated herein by reference from the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held July 30, 2003.

ITEM 13. Certain Relationships and Related Transactions

          The information required by item 13 is incorporated herein by reference from the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held July 30, 2003.

ITEM 14. Controls and Procedures.

          (a) Evaluation of Disclosure Controls and Procedures

          The Company’s Chairman and Chief Executive Officer, John R. Folkerth, and the Company’s Chief Financial Officer, Mark A. May, have evaluated the Company’s internal controls and disclosure controls systems within 90 days of the filing of this report. Messrs. Folkerth and May have concluded that the Company’s disclosure controls systems are functioning effectively to provide reasonable assur-

ance that the Company can meet its disclosure obligations. The reporting process is designed to ensure that information required to be disclosed by the Company in the reports that it files or submits with the Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Since Messrs. Folkerth’s and May’s most recent review of the Company’s internal controls systems, there have been no significant changes in internal controls or in other factors that could significantly affect these controls.

          (b) Changes in Internal Controls

          There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

ITEM 15. Principal Accountant Fees and Services

          The information required by item 15 is incorporated herein by reference from the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held July 30, 2003.

PART IV

ITEM 16. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1.	Financial Statements

The following consolidated financial statements of Shopsmith, Inc. and its subsidiaries are incorporated by reference as part of this Report at Item 8 hereof.

Report of Independent Auditors.

Consolidated Balance Sheets as of April 5, 2003 and March 30, 2002.

Consolidated Statements of Operations for the years ended April 5, 2003, March 30, 2002, and March 31, 2001.

Consolidated Statements of Changes in Shareholders’ Equity for the years ended April 5, 2003, March 30, 2002, and March 31, 2001.

Consolidated Statements of Cash Flows for the years ended April 5, 2003, March 30, 2002, and March 31, 2001.

Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules

The following Financial Statement Schedule for the years ended April 5, 2003, March 30, 2002, and March 31, 2001 are included in this report.

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

During the quarter ended April 5, 2003, the Company did not file any reports on Form 8-K.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHOPSMITH, INC.

By/s/ John R. Folkerth

John R. Folkerth
Chairman of the Board
and Chief Executive Officer
June 3, 2003

Date

Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been
signed below by the following persons on behalf of
the registrant and in the capacities and on the
dates indicated.

/s/ John R. Folkerth John R. Folkerth Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	/s/ Edward A. Nicholson Edward A. Nicholson Director June 3, 2003 Date

June 3, 2003 Date /s/ Robert L. Folkerth Robert L. Folkerth Vice President, Sales and Marketing, Director June 3, 2003 Date	/s/ Brady L. Skinner Brady L. Skinner Director June 3, 2003 Date

/s/ Mark A. May Mark A. May Vice President of Finance (Principal Financial and Accounting Officer)	/s/ J. Michael Herr J. Michael Herr Director June 3, 2003 Date

June 3, 2003 Date

I, John R. Folkerth, certify that:

1. I have reviewed this annual report on Form 10-K of Shopsmith, Inc.;

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

Date:	June 3, 2003

By:	/s/ John R. Folkerth
John R. Folkerth
Chairman and Chief Executive Officer

I, Mark A. May, certify that:

1. I have reviewed this annual report on Form 10-K of Shopsmith, Inc.;

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

Date:	June 3, 2003

By:	/s/ Mark A. May
Mark A. May
Vice President of Finance and Treasurer

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

Shareholders and Board of Directors
Shopsmith, Inc.
Dayton, Ohio

Our audits of the consolidated financial statements referred to in our report dated May 14, 2003 appearing in the Annual Report to Shareholders of Shopsmith, Inc. for the year ended April 5, 2003 (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 16(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

Crowe Chizek and Company LLC

Columbus, Ohio
May 14, 2003

SHOPSMITH INC. AND SUBSIDIARIES	SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED April 5, 2003, March 30, 2002, and March 31, 2001

	BALANCE		CHARGED		BALANCE
	AT		TO COST	DEDUCTIONS	AT
	BEGINNING		AND	FROM	END
DESCRIPTION	OF YEAR	Transfers	EXPENSES	RESERVE	OF YEAR

Reserves deducted from assets to which they apply:
YEAR ENDED
April 5, 2003
Accrued recourse liability	147,786	(16,342)	219,611	—	351,055
Allowance for doubtful accounts receivable	891,140	16,342	313,599	99,883	1,121,198
YEAR ENDED
March 31, 2002
Accrued recourse liability	235,303	(87,517)	—	—	147,786
Allowance for doubtful accounts receivable	924,250	87,517	245,426	366,053	891,140
YEAR ENDED
March 30, 2001
Accrued recourse liability	390,369	(155,066)	—	—	235,303
Allowance for doubtful accounts receivable	646,756	155,066	318,683	196,255	924,250

Transfers are made from the accrued recourse liability account to the allowance for doubtful accounts receivable as accounts financed by the Company with Household Retail Services on a recourse basis are purchased by the Company.

SHOPSMITH, INC.

INDEX TO EXHIBITS

Exhibit No. and Document

3. Articles of Incorporation and By-laws

3.1.	Amended Articles of Incorporation of Shopsmith, Inc., filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 33-26463).	*

3.2.	Amended Code of Regulations of Shopsmith, Inc., filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Reg. No. 33-26463).	*

4. Instruments Defining the Rights of Security Holders, Including Indentures

4.10.	Promissory note and mortgage dated December 31, 1998 between Mid-States Development Company and the Company related to the purchase of the 6530 Poe Avenue, Dayton, Ohio property. Filed as exhibit 4.10 to the Company’s quarterly report on Form 10-Q for the quarter ended January 2, 1999.	*

4.11.	Amendment dated March 11, 2002 to promissory note between Mid-States Development Company and the Company.	**

4.13.	Demand promissory note and Security Agreement with John Folkerth dated November 13, 2001. Filed as exhibit 4.13 to the Company’s quarterly report on Form 10Q for the quarter ended December 29, 2001.	*

4.14.	Promissory note and Loan Agreement with Provident Bank dated December 31, 2002. Filed as exhibit 4.14 to the Company’s quarterly report on Form 10Q for the quarter ended December 28, 2002.	*

10. Material Contracts

Management Contracts and Compensatory Plans or Arrangements

10.1.	Plan for Providing Tax Return Preparation for Chief Executive Officer, as adopted by the Company’s Board of Directors on February 14, 1985. Filed as exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended April 3, 1993.	*

10.4.	Disability Plan for Executive Officers, as adopted by the Company’s Board of Directors on November 5, 1991. Filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended March 31, 1992.	*

10.5	Nonstatutory Stock Option granted by the Company on June 21, 1993 to John R. Folkerth for the purchase, for a period of 10 years from the date of grant of 20,000 Common Shares of the Company at a purchase price of $3.00 per share. Filed as Exhibit 10.7.1 to the Company’s Annual Report on Form 10-K for the year ended April 2, 1994.	*

10.7.	1995 Stock Option Plan. Filed as exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Reg. No. 33-64663).	*

10.8.	Amendment to Shopsmith, Inc. 1995 Stock Option Plan dated November 5, 1996. Filed as exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended April 5, 1997.	*

10.9.	1997 Stock Option Plan. Filed as exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended April 4, 1998.	*

10.10.	2000 Director Stock Option Plan. Filed as exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended April 1,2000.	*

10.11.	Shopsmith, Inc. Savings Plan, effective April 1, 1997. Filed as exhibit 10.10 to the Company’s annual report on Form 10-K for the year ended April 5, 1997.	*

Other Material Contracts

10.14.	Consumer Finance agreement dated November 15, 2000 between CitiFinancial and the Company. Filed as exhibit 10.14 to the Company’s quarterly report on Form 10-Q for the quarter ended December 30, 2000.	*

10.15.	Receivables factoring agreement with Metro Financial Services dated December 27, 2001. Filed as exhibit 10.15 to the Company’s quarterly report on Form 10-Q for the quarter ended December 29, 2001.	*

13. Annual Report to Security Holders

13.1.	Shopsmith, Inc. Annual Report to Shareholders For the year ended April 5, 2003. Only such portions of the Annual Report as are specifically incorporated by reference under Parts I, II, and IV of this Report shall be deemed filed as part of this Report.	**

21. Subsidiaries of the Registrant

21.1.	Subsidiaries of the Registrant.	**

23. Consents of Experts and Counsel

23.1.	Consent of Crowe Chizek and Company LLC Independent Public Accountants to incorporation by reference.	**

99. Additional Exhibits

99.1.	Shopsmith, Inc. Employee Stock Purchase Plan. Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated August 26, 1993.	*

99.2.	Certification of the form 10-K by John R. Folkerth, the Company’s CEO, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	**

99.3.	Certification of the form 10-K by Mark A. May, the Company’s CFO, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	**

*	Previously filed

**	Filed herewith