Form 10-Q
period 2003-07-05
SHOPSMITH INC
filed 2003-08-18
CIK 89925

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Pursuant To Section 13 or 15 (d)
Of the Securities Exchange Act of 1934

For the quarterly period ended— July 5, 2003	Commission File Number 0-9318

SHOPSMITH, INC.
(Exact Name of Registrant as specified in its charter)

Ohio	31-0811466

(State of Incorporation)	(IRS Employer Identification No.)

6530 Poe Avenue Dayton, Ohio	45414

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number 937-898-6070

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X        No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes              No      X

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of July 21,2003.

Common shares, without par value: 2,605,233 shares.

Part I — Financial Information
PART II. OTHER INFORMATION
EX-4.15 First Loan Amendement
EX-31.1 302 Certification
EX-31.2 302 Certification
EX-32.1 906 Certification
EX-32.2 906 Certification

SHOPSMITH, INC. AND SUBSIDIARIES

INDEX

Page No.

Part I. Financial Information:

Item 1. Financial Statements

Consolidated Balance Sheets- July 5, 2003 and April 5, 2003	3-4

Consolidated Statements of Operations and Retained Earnings (Deficit) — Three Months Ended July 5, 2003 and June 29, 2002	5

Consolidated Statements of Cash Flows- Three Months Ended July 5, 2003 and June 29, 2002	6

Notes to Consolidated Financial Statements	7-8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-10

Item 3. Quantitative and qualitative disclosures about market risk	11

Item 4. Controls and procedures	11

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K	12

Signatures	12

Exhibits	13-25

Part I – Financial Information

SHOPSMITH INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	July 5,	April 5,
	2003	2003

	(Unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$825	$250,316

Accounts receivable:

Trade, less allowance for doubtful accounts:

$1,054,307 on July 5, 2003 and $915,489 on April 5, 2003	1,438,619	1,395,660

Inventories:

Finished products	930,258	856,629

Raw materials and work in process	1,244,738	1,098,679

Total inventories	2,174,996	1,955,308

Prepaid expenses	293,558	209,072

Total current assets	3,907,998	3,810,356

Properties:

Land, building and improvements	3,148,348	3,148,348

Machinery, equipment and tooling	6,737,106	6,723,950

Total cost	9,885,454	9,872,298

Less, accumulated depreciation and amortization	7,253,537	7,213,852

Net properties	2,631,917	2,658,446

Long-term portion of accounts receivable trade, less allowance for doubtful accounts:

$212,117 on July 5, 2003 and $205,709 on April 5, 2003	538,553	577,080

Other assets	3,128	3,128

Total assets	$7,081,596	$7,049,010

Continued

SHOPSMITH INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	July 5,	April 5,
	2003	2003

	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$1,144,491	$949,801

Revolving line of credit	251,595	—

Note payable	300,000	400,000

Current portion of long-term debt and capital lease obligation	104,726	105,458

Customer advances	57,991	65,489

Accrued liabilities:

Compensation, employee benefits and payroll taxes	256,304	396,573

Sales taxes payable	58,871	64,177

Accrued recourse liability	324,334	351,055

Accrued expenses	292,217	273,605

Other	72,016	72,921

Total current liabilities	2,862,545	2,679,079

Long-term debt and capital lease obligation	2,347,417	2,374,220

Total liabilities	5,209,962	5,053,299

Shareholders’ equity:

Preferred shares- without par value; authorized 500,000; none issued Common shares- without par value; authorized 5,000,000; issued and outstanding 2,605,233	2,806,482	2,806,482

Deficit	(934,848)	(810,771)

Total shareholders’ equity	1,871,634	1,995,711

Total liabilities and shareholders’ equity	$7,081,596	$7,049,010

See notes to consolidated financial statements.

SHOPSMITH INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)

	Three Months Ended

	July 5,	June 29,
	2003	2002

Net sales	$3,112,504	$3,415,012

Cost of products sold	1,581,909	1,617,905

Gross margin	1,530,595	1,797,107

Selling expenses	1,187,327	1,249,412

Administrative expenses	444,406	425,110

Total operating expenses	1,631,733	1,674,522

Income (loss) before other income and expense	(101,138)	122,585

Interest income	43,643	23,430

Interest expense	68,106	85,403

Other income, net	1,524	3,116

Net income (loss)	(124,077)	63,728

Retained earnings:

Beginning	(810,771)	(910,771)

Ending	$(934,848)	$(847,043)

Net income (loss) per common share (Note 3)

Basic	$(0.05)	$0.02

Diluted	$(0.05)	$0.02

See notes to consolidated financial statements.

SHOPSMITH INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended

	July 5,	June 29,
	2003	2002

Cash flows from operating activities:

Net income (loss)	$(124,077)	$63,728

Adjustments to reconcile net income (loss) to cash from operating activities:

Depreciation and amortization	39,685	56,324

Provision for doubtful accounts	76,972	26,794

Changes in operating assets and liabilities:

Restricted cash	—	(46,985)

Accounts receivable	(81,404)	672,320

Inventories	(219,688)	104,204

Other assets	(84,486)	(55,976)

Accounts payable and customer advances	187,192	(775,457)

Other current liabilities	(154,589)	(136,249)

Cash (used in) operating activities	(360,395)	(91,297)

Cash flows from investing activities:

Property additions	(13,156)	(10,433)

Cash (used in) investing activities	(13,156)	(10,433)

Cash flows from financing activities:

Payments on note payable	(100,000)	—

Net borrowings on revolving line of credit	251,595

Payments on long-term debt and capital lease obligation	(27,535)	26,631

Cash provided from financing activities	124,060	26,631

Net decrease in cash	(249,491)	(75,099)

Cash and cash equivalents:

At beginning of period	250,316	76,324

At end of period	$825	$1,225

See notes to consolidated financial statements.

SHOPSMITH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	In the opinion of management, all adjustments (consisting of only normal and recurring adjustments) have been made as of July 5, 2003 and June 29, 2002 to present the financial statements fairly. However, the results of operations for the three months then ended are not necessarily indicative of results for the full fiscal year. The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the annual financial statements. The financial statements accompanying this report should be read in conjunction with the financial statements and notes thereto included in the Annual Report to Shareholders for the year ended April 5, 2003.

2.	The provision for income taxes is as follows:

	Three Months Ended

	July 5,	June 29,
	2003	2002

Income (loss) before income taxes	$(124,077)	$63,728

Provision for (recoverable) income taxes:

Income tax benefit (expense)	$—	$—

Taxable income for the three months ended June 29, 2002 was offset by a net operating loss carryforward. There is no tax benefit in the quarter ended July 5, 2003, as it was offset by a change in valuation allowance.

3.	Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share reflects per share amounts that would have resulted if stock options had been converted into common stock. The following reconciles amounts reported in the financial statements:

	Three Months Ended

	July 5,	June 29,
	2003	2002

Net income (loss)	$(124,077)	$63,728

Weighted average shares	2,605,233	2,605,233

Additional dilutive shares	—	—

Total dilutive shares	2,605,233	2,605,233

Basic income (loss) per share	$(0.05)	$0.02

Diluted income (loss) per share	$(0.05)	$0.02

There were no additional dilutive shares included in the computation for the periods ended July 5, 2003 and June 29, 2002 because the stock options were anti-dilutive.

4.	During fiscal 2002, Shopsmith entered into an arrangement with John R. Folkerth, the Company’s CEO, which allows the Company to borrow up to $500,000 with interest at twelve percent. The maximum authorized borrowing was increased to $600,000 in July 2002. Substantially all personal property except for certain receivables are pledged as collateral. Interest is due monthly and the note is payable on demand. At July 5, 2003 there was $300,000 outstanding and at June 29, 2002 there was $400,000 outstanding under this arrangement. Borrowings from Mr. Folkerth are subject to Mr. Folkerth’s approval and are payable upon demand by Mr. Folkerth. The note payable of $300,000 was paid in full on July 31, 2003.

5.	On December 31, 2002, Shopsmith entered into a loan agreement with Provident Bank which allows the Company to borrow up to the lesser of $750,000 or 80% of eligible receivables due from Lowes Companies, Inc., with interest charged at one and one-half percent over the bank’s prime rate. On July 17, 2003, this agreement was amended to allow borrowings up to $1,400,000. The agreement requires compliance with certain net income, net worth, and miscellaneous covenants. Substantially all personal property is pledged as collateral. At July 5, 2003 approximately $252,000 was outstanding under this agreement.

6.	A major retailer represented 43% and 34% of net sales for the quarters ended July 5, 2003 and June 29, 2002, respectively. This retailer also represented 43% and 42% of trade accounts receivable at July 5, 2003 and April 5, 2003, respectively

7.	In May 2002, Shopsmith had implemented an employee salary reduction plan. Reductions under this plan continued through December 2002. As part of this plan, fiscal 2003 pre-tax income above $100,000 was used to return the amount of the reduction to the employees and if income had permitted, to pay an additional incentive equal to the amount of the reduction. Fiscal 2003 income levels permitted approximately $70,000 or 76% of the reduction to be returned. This amount was paid during the quarter ended July 5, 2003, and no further liabilities exist under the plan.

8.	The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” and, accordingly, accounts for its stock option plans using the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

The following table illustrates the effect on net income and earnings per share if compensation expense was measured using the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”

	Three Months Ended

	July 5,	June 29,
	2003	2002

Net income (loss) — as reported	$(124,077)	$63,728

Net income (loss) — pro forma	$(124,077)	$63,728

Diluted earnings (loss) per share — as reported	$(0.05)	$0.02

Diluted earnings (loss) per share — pro forma	$(0.05)	$0.02

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Shopsmith manufactures and sells woodworking products. Our core product, the Mark V, is sold directly to consumers through demonstration sales events and indirectly to consumers through distributors (primarily Lowe’s where Shopsmith also conducts sales demonstrations), along with smaller amounts through other efforts. Mark V sales demonstrations are performed in shopping malls, at home shows, and at state fairs. Other woodworking products and accessories are sold through mail and Internet channels. Shopsmith recognizes revenue for these orders at the time of product shipment.

Critical Accounting Policies And Estimates

The financial condition and results of operations for Shopsmith presented in the Consolidated Financial Statements, accompanying notes , selected financial data appearing elsewhere within this report, and management’s discussion and analysis are dependent upon the Company’s accounting policies. The selection and application of these accounting policies involve judgements, estimates, and uncertainties that are susceptible to change. In management’s opinion, the Company’s critical accounting policies include allowance for doubtful accounts and accrued recourse liability.

Allowance For Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Customer accounts are stratified by type of account, original credit rating, and recent payment history. Estimated loss rates are then applied to these groups. Deterioration of our customers ability to make payments could require additions to the allowance.

Accounts repurchased under the recourse provision, discussed below, are carried in trade accounts receivable net of an allowance for doubtful accounts while the Company attempts to collect them. An allowance also exists for estimated future losses on accounts not yet repurchased as discussed below in Accrued Recourse Liability. Since these accounts do not exist within the receivables until the repurchase occurs, the allowance percentage of doubtful accounts to total receivables is unusually high compared to other receivable arrangements.

Accrued Recourse Liability

Certain retail installment contracts sold to financial institutions through the fiscal year ended March 31, 2001 included a recourse provision. Under this recourse provision, Shopsmith is obligated to purchase the installment contract if the customer defaults on his obligation to the financial institution. The Company’s liability for future recourse obligations has been estimated using factors based on the value and rate of change of the value of the outstanding accounts, the rate and changes in the rate of repurchases required under the recourse provision, as well as estimates of amounts collectable after the accounts are repurchased. If these factors would deteriorate, additional accruals would be necessary and would affect future operating results.

Results of Operations

First quarter sales decreased to $3,113,000, or 9.1% from $3,415,000 generated during the same period a year ago. This decrease occurred primarily in our catalog and distributor sales .

Gross margin rates decreased by 3.4 percentage points compared to the same quarter last year due to the increased proportion of sales through distributors. Operating expenses were reduced by $43,000 to $1,632,000 in the fiscal first quarter from $1,675,000 in last year’s first quarter.

Provisions for recoverable Federal income taxes ($0 in both FY2004 and FY 2003) are based on estimated annual effective rates, less a valuation reserve. The zero Federal income tax amount in FY2003 was due to the utilization of net operating loss carryforwards offset by a change in valuation allowance. There is no tax benefit in the quarter ended July 5, 2003, as it was offset by a change in valuation allowance.

With the reduced level of sales, the Company recorded a net loss of $124,000 or $.05 per diluted share in the quarter ended July 5, 2003 compared to net income of $64,000 or $.02 per diluted share for the same period of last year.

Liquidity and Financial Position

Cash used in operations totaled $360,000 during the first quarter of fiscal 2004, compared with a usage of $91,000 for the same period of the preceding year. Increases in inventories of $220,000 and the net loss of $124,000, along with the changes in other current liabilities explain the change in cash for the period. The reduction in other current liabilities included the payment of $70,000 that had been accrued in fiscal 2003 for payments under the employee salary reduction plan.

The current ratio was 1.37 to 1 at July 5, 2003 compared to 1.42 to 1 at the beginning of the current fiscal year. The debt to equity ratio increased to 2.78 to 1 from 2.53 to 1 at April 5, 2003.

During fiscal 2002, Shopsmith entered into an arrangement with John R. Folkerth, the Company’s CEO, which allows the Company to borrow up to $500,000 with interest at twelve percent. The maximum authorized borrowing was increased to $600,000 in July 2002. Substantially all personal property except for certain receivables are pledged as collateral. Interest is due monthly and the note is payable on demand. At July 5, 2003, there was $300,000 outstanding under this arrangement. Borrowings from Mr. Folkerth are subject to Mr. Folkerth’s approval and are payable upon demand by Mr. Folkerth. The note payable of $300,000 was paid in full on July 31, 2003.

On December 31, 2002, Shopsmith entered into a loan agreement with Provident Bank which allows the Company to borrow up to the lesser of $750,000 or 80% of eligible receivables due from Lowes Companies, Inc., with interest charged at one and one-half percent over the Bank’s prime rate. On July 17, 2003, this agreement was amended to allow borrowings up to $1,400,000. The agreement requires compliance with certain net income, net worth, and miscellaneous covenants. Substantially all personal property is pledged as collateral. At July 5, 2003, $252,000 was outstanding under this agreement.

With the increased borrowing allowed under the amended agreement with Provident Bank, the Company believes that adequate liquidity is available for the current fiscal year. The Company believes that continued profitability is critical to ensuring adequate liquidity in future fiscal years.

Forward Looking Statements

The foregoing discussion and the Company’s consolidated financial statements contain certain forward-looking statements that involve risks and uncertainties, including but not limited to the following: (i) the operating cash flows together with currently available working capital may be inadequate to finance the operating needs of the Company; (ii) cancellation by Lowe’s of the in-store sales program; (iii) the Company may fail to comply with the financial covenants contained in its Loan Agreement dated December 31, 2002 with Provident Bank, in which event the Bank may declare all amounts owing by the Company to the Bank to be immediately due and payable; and (iv) actual losses related to doubtful accounts and recourse liability (discussed under Critical Accounting Policies and Estimates) may exceed current estimates.

Item 3. Quantitative and qualitative disclosures about market risk.

Not applicable.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chairman and Chief Executive Officer, John R. Folkerth, and the Company’s Chief Financial Officer, Mark A. May, have evaluated the Company’s internal controls and disclosure controls systems within 90 days of the filing of this report. Messrs. Folkerth and May have concluded that the Company’s disclosure controls and procedures are functioning effectively to provide reasonable assurance that the Company can meet its disclosure obligations. The reporting process is designed to ensure that information required to be disclosed by the Company in the reports that it files or submits with the Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Since Messrs. Folkerth’s and May’s most recent review of the Company’s internal controls systems, there have been no significant changes in internal controls or in other factors that could significantly affect these controls.

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

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

The Loan Agreement dated December 31, 2002 between the Company and the Provident Bank prohibits the payment of dividends.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

4.15	First amendment to loan agreement, promissory note, and security agreement with Provident Bank dated July 17, 2003.

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

      None

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHOPSMITH, INC.

By /s/ Mark A May

Mark A. May

Vice President of Finance (Principal Financial and Accounting Officer)

Date: August 14, 2003