Form 10-Q
period 2003-10-04
SHOPSMITH INC
filed 2003-11-19
CIK 89925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the quarterly period ended— October 4, 2003	Commission File Number 0-9318

SHOPSMITH, INC.
(Exact Name of Registrant as specified in its charter)

Ohio	31-0811466

(State of Incorporation)	(IRS Employer Identification No.)

6530 Poe Avenue
Dayton, Ohio	45414

(Address of Principal	(Zip Code)
Executive Offices)

Registrant’s Telephone Number  937-898-6070

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

Yes          No   X

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of October 21, 2003.

Common shares, without par value: 2,605,233 shares.

SHOPSMITH, INC. AND SUBSIDIARIES

INDEX

Page No.
Part I Financial Information:

Item 1. Financial Statements
Consolidated Balance Sheets- October 4, 2003 and April 5, 2003	3 - 4

Consolidated Statements of Operations and Retained Earnings (Deficit) - Three Months and Six Months Ended October 4, 2003 and September 28, 2002	5

Consolidated Statements of Cash Flows- Six Months Ended October 4, 2003 and September 28, 2002	6

Notes to Consolidated Financial Statements	7 - 8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9 - 10

Item 4. Controls and procedures	11

Part II Other Information

Item 2. Changes in Securities and Use of Proceeds	12

Item 4. Submission of Matters to a Vote of Security Holders	12

Item 6. Exhibits and Reports on Form 8-K	12

Signatures	13

Exhibits	14 - 17

SHOPSMITH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 4,	April 5,
	2003	2003

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$800	$250,316
Accounts receivable:
Trade, less allowance for doubtful accounts:
$353,520 on October 4, 2003 and $915,489 on April 5, 2003	768,082	1,395,660
Inventories:
Finished products	895,279	856,629
Raw materials and work in process	1,249,025	1,098,679

Total inventories	2,144,304	1,955,308
Prepaid expenses	246,326	209,072

Total current assets	3,159,512	3,810,356
Properties:
Land, building and improvements	3,150,298	3,148,348
Machinery, equipment and tooling	6,755,488	6,723,950

Total cost	9,905,786	9,872,298
Less, accumulated depreciation and amortization	7,293,228	7,213,852

Net properties	2,612,558	2,658,446
Long-term portion of accounts receivable trade, less allowance for doubtful accounts:
$228,739 on October 4, 2003 and $205,709 on April 5, 2003	698,727	577,080
Other assets	3,128	3,128

Total assets	$6,473,925	$7,049,010

Continued

SHOPSMITH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 4,	April 5,
	2003	2003

	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$998,434	$949,801
Note payable	—	400,000
Current portion of long-term debt and capital lease obligation	105,249	105,458
Customer advances	73,627	65,489
Accrued liabilities:
Compensation, employee benefits and payroll taxes	259,623	396,573
Sales taxes payable	79,598	64,177
Accrued recourse liability	302,819	351,055
Accrued expenses	268,414	273,605
Other	75,202	72,921

Total current liabilities	2,162,966	2,679,079
Long-term debt and capital lease obligation	2,320,818	2,374,220

Total liabilities	4,483,784	5,053,299
Shareholders’ equity:
Preferred shares- without par value; authorized 500,000; none issued
Common shares- without par value; authorized 5,000,000; issued and outstanding 2,605,233	2,806,482	2,806,482
Deficit	(816,341)	(810,771)

Total shareholders’ equity	1,990,141	1,995,711

Total liabilities and shareholders’ equity	$6,473,925	$7,049,010

See notes to consolidated financial statements.

SHOPSMITH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)

	Three Months Ended		Six Months Ended

	October 4,	September 28,	October 4,	September 28,
	2003	2002	2003	2002

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$3,174,334	$3,206,760	$6,286,838	$6,621,772
Cost of products sold	1,513,085	1,535,284	3,094,994	3,153,189

Gross margin	1,661,249	1,671,476	3,191,844	3,468,583
Selling expenses	1,097,947	1,223,368	2,285,274	2,472,780
Administrative expenses	419,824	350,750	864,230	775,860

Total operating expenses	1,517,771	1,574,118	3,149,504	3,248,640
Income before other income and expense	143,478	97,358	42,340	219,943
Interest income	43,518	26,814	87,161	50,244
Interest expense	64,913	87,414	133,019	172,817
Other income (expense), net	1,305	(486)	2,829	2,630

Income (loss) before income taxes	123,388	36,272	(689)	100,000
Income tax expense	4,881	—	4,881	—

Net income (loss)	118,507	36,272	(5,570)	100,000
Retained deficit:
Beginning	(934,848)	(847,043)	(810,771)	(910,771)

Ending	$(816,341)	$(810,771)	$(816,341)	$(810,771)

Net income (loss) per common share
(Note 3)
Basic	$0.05	$0.01	$(0.00)	$0.04

Diluted	$0.05	$0.01	$(0.00)	$0.04

See notes to consolidated financial statements.

SHOPSMITH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended

	October 4,	September 28,
	2003	2002

	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net income (loss)	$(5,570)	$100,000
Adjustments to reconcile net income (loss) to cash from operating activities:
Depreciation and amortization	79,376	106,057
Provision for doubtful accounts	145,929	101,342
Changes in operating assets and liabilities:
Restricted cash	—	126,585
Accounts receivable	360,002	257,244
Inventories	(188,996)	(81,271)
Other assets	(37,254)	(49,907)
Accounts payable and customer advances	56,771	(536,828)
Other current liabilities	(172,675)	(41,496)

Cash provided from (used in) operating activities	237,583	(18,274)
Cash flows from investing activities:
Property additions	(33,488)	(10,275)

Cash (used in) investing activities	(33,488)	(10,275)
Cash flows from financing activities:
Payments on note payable	(400,000)	—
Payments on long-term debt and capital lease obligation	(53,611)	(28,379)

Cash (used in) financing activities	(453,611)	(28,379)

Net decrease in cash	(249,516)	(56,928)
Cash and cash equivalents:
At beginning of period	250,316	76,324

At end of period	$800	$19,396

See notes to consolidated financial statements.

SHOPSMITH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	In the opinion of management, all adjustments (consisting of only normal and recurring adjustments) have been made as of October 4, 2003 and September 28, 2002 to present the financial statements fairly. However, the results of operations for the six months then ended are not necessarily indicative of results for the full fiscal year. The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the annual financial statements. The financial statements accompanying this report should be read in conjunction with the financial statements and notes thereto included in the Annual Report to Shareholders for the year ended April 5, 2003.

2.	Taxable income for the three months ended October 4, 2003 and for the three and six months ended September 28, 2002 was offset by a net operating loss carryforward. The tax expense shown for the three and six months ended October 4, 2003 relates to a provision for alternative minimum tax.

3.	Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share reflects per share amounts that would have resulted if stock options had been converted into common stock. The following reconciles amounts reported in the financial statements:

	Three Months Ended		Six Months Ended

	October 4,	September 28,	October 4,	September 28,
	2003	2002	2003	2002

Net income (loss)	$118,507	$36,272	$(5,570)	$100,000

Weighted average shares	2,605,233	2,605,233	2,605,233	2,605,233
Additional dilutive shares	375	—	188	—

Total dilutive shares	2,605,608	2,605,233	2,605,421	2,605,233

Basic income (loss) per share	$0.05	$0.01	$(0.00)	$0.04

Diluted income (loss) per share	$0.05	$0.01	$(0.00)	$0.04

There were no additional dilutive shares included in the computation for the periods ended September 28, 2002 because the stock options were anti-dilutive.

4.	During fiscal 2002, Shopsmith entered into an arrangement with John R. Folkerth, the Company’s CEO, which allows the Company to borrow up to $500,000 with interest at twelve percent. The maximum authorized borrowing was increased to $600,000 in July 2002. Substantially all personal property except for certain receivables are pledged as collateral. Interest is due monthly and the note is payable on demand. At July 5, 2003 there was $300,000 outstanding and at April 5, 2003 there was $400,000 outstanding under this arrangement. Borrowings from Mr. Folkerth are subject to Mr. Folkerth’s approval and are payable upon demand by Mr. Folkerth. The note payable was paid in full on July 31, 2003.

5.	On December 31, 2002, Shopsmith entered into a loan agreement with Provident Bank which allows the Company to borrow up to the lesser of $750,000 or 80% of eligible receivables due from Lowes Companies, Inc., with interest charged at one and one-half percent over the bank’s prime rate. On July 17, 2003, this agreement was amended to allow borrowings up to $1,400,000. The agreement requires compliance with certain net income, net worth, and miscellaneous covenants. Substantially all personal property is pledged as collateral. At October 4, 2003, there was no amount outstanding under this agreement.

6.	A major retailer represented 24% and 26% of net sales for the quarters ended October 4, 2003 and September 28, 2002, respectively. This retailer also represented 34% and 42% of trade accounts receivable at October 4, 2003 and April 5, 2003, respectively.

7.	In May 2002, Shopsmith had implemented an employee salary reduction plan. Reductions under this plan continued through December 2002. As part of this plan, fiscal 2003 pre-tax income above $100,000 was used to return the amount of the reduction to the employees and if income had permitted, to pay an additional incentive equal to the amount of the reduction. Fiscal 2003 income levels permitted approximately $70,000 or 76% of the reduction to be returned. This amount was paid during the quarter ended July 5, 2003, and no further liabilities exist under the plan.

8.	The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” and, accordingly, accounts for its stock option plans using the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

The following table illustrates the effect on net income and earnings per share if compensation expense was measured using the fair value recognition provisions of SFAS No. 123.

	Three Months Ended		Six Months Ended

	October 4,	September 28,	October 4,	September 28,
	2003	2002	2003	2002

Net income (loss) — as reported	$118,507	$36,272	$(5,570)	$100,000
Net income (loss) — pro forma	$117,847	$17,272	$(6,230)	$81,000
Diluted earnings (loss) per share — as reported	$0.05	$0.01	$(0.00)	$0.04
Diluted earnings (loss) per share — pro forma	$0.05	$0.01	$(0.00)	$0.03

9.	New Accounting Pronouncements — In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have an impact on the Company’s consolidated financial statements.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities”. This standard clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, and addresses consolidation by business enterprises of variable interest entities. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. FIN 46 also enhances the disclosure requirements related to variable interest entities. This statement is effective immediately for variable interest entities created or in which an enterprise obtains an interest after January 31, 2003. FIN 46 was effective for the Company beginning July 1, 2003 for all interest in variable interest entities acquired before February 1, 2003. The adoption of this statement did not have an impact on the Company’s consolidated financial statements.

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

Critical Accounting Policies And Estimates

The financial condition and results of operations for Shopsmith presented in the Consolidated Financial Statements, accompanying notes , selected financial data appearing elsewhere within this report, and management’s discussion and analysis are dependent upon the Company’s accounting policies. The selection and application of these accounting policies involve judgements, estimates, and uncertainties that are susceptible to change. In management’s opinion, the Company’s critical accounting policies include the allowance for doubtful accounts and accrued recourse liability.

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

Accounts repurchased under the recourse provision, discussed below, are carried in trade accounts receivable net of an allowance for doubtful accounts while the Company attempts to collect them. An allowance also exists for estimated future losses on accounts not yet repurchased as discussed below in Accrued Recourse Liability. Since these accounts are not classified as trade accounts receivable until the repurchase occurs, the allowance percentage of doubtful accounts to total receivables is unusually high compared to other receivable arrangements.

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

Results of Operations

Fiscal 2004 second quarter sales decreased to $3,174,000, or 1.0% from $3,207,000 generated during the same period a year ago. Fiscal 2004 year-to-date sales decreased to $6,287,000, or 5.1% from $6,622,000 last year. The decreases occurred primarily in our catalog and distributor sales. Demonstration sales of the Mark V increased at high traffic events, such as state fairs. This was partially offset by decreases in Mark V sales within Lowe’s stores.

Gross margin rates decreased by 0.2 percentage points compared to the same period last year. On a year-to-date basis, gross margin rates decreased by 1.6 percentage points due to the increased proportion of sales through distributors. Operating expenses were reduced by $56,000 to $1,518,000 in the fiscal 2004 second quarter from $1,574,000 in last year’s second quarter. This reduction was due to continued improvement in expense controls on Mark V sales events. Administrative costs were higher than the same period for last year because of a $60,000 favorable agreement on finance participation rebates that occurred in last year’s second quarter. For fiscal 2004 year-to-date, operating costs decreased by $99,000 to $3,150,000 from $3,249,000 in the prior year.

Provisions for recoverable federal income taxes are based on estimated annual effective rates, less a valuation reserve. Taxable income for the quarters ended October 4, 2003 and September 28, 2002 was offset by the utilization of net operating loss carryforwards. Tax expense recorded in the second quarter of fiscal 2004 reflected alternative minimum tax payments.

With the reduction in operating expenses, the Company recorded net income of $119,000 or $.05 per diluted share in the quarter ended October 4, 2003 compared to net income of $36,000 or $.01 per diluted share for the same period of last year. For fiscal 2004 year-to-date, a net loss of $6,000 or $.00 per diluted share was incurred, compared to net income of $100,000 or $.04 per diluted share for the same period last year.

Liquidity and Financial Position

Cash provided from operations totaled $238,000 for the six months ended October 4, 2003, compared with a usage of $18,000 for the same period of the preceding year. Payments of $400,000 on a note payable and decreases in receivables of $360,000 were the primary factors affecting cash for the period.

The current ratio was 1.46 to 1 at October 4, 2003 compared to 1.42 to 1 at the beginning of the current fiscal year. The debt to equity ratio decreased to 2.25 to 1 from 2.53 to 1 at April 5, 2003.

During fiscal 2002, Shopsmith entered into an arrangement with John R. Folkerth, the Company’s CEO, which allowed the Company to borrow up to $500,000 with interest at twelve percent. The maximum authorized borrowing was increased to $600,000 in July 2002. Substantially all personal property except for certain receivables was pledged as collateral. Interest was due monthly and the note was payable on demand. At July 5, 2003, there was $300,000 outstanding under this arrangement all of which was paid in full on July 31, 2003. Borrowings from Mr. Folkerth were subject to Mr. Folkerth’s approval and were payable upon demand by Mr. Folkerth.

On December 31, 2002, Shopsmith entered into a loan agreement with Provident Bank which allows the Company to borrow up to the lesser of $750,000 or 80% of eligible receivables due from Lowes Companies, Inc., with interest charged at one and one-half percent over the Bank’s prime rate. On July 17, 2003, this agreement was amended to allow borrowings up to $1,400,000. The agreement requires compliance with certain net income, net worth, and miscellaneous covenants. Substantially all personal property is pledged as collateral. At October 4, 2003, there were no amounts outstanding under this agreement.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on July 30, 2003. At the meeting, shareholders (a) elected Messrs. Robert L. Folkerth and Brady L. Skinner as directors of the Company and (b) approved the appointment of Crowe Chizek and Company LLC as independent public accountants for the Company. Votes were tabulated as follows:

				Broker
Issue	For	Against	Withheld	Non votes

Election of directors:
Robert L. Folkerth	2,050,545		94,997	—
Brady L. Skinner	2,055,750		89,792	—
Appointment
Crowe Chizek and Company LLC	2,140,726	785	4,031	—

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K:

          None

SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHOPSMITH, INC.

By	/s/ Mark A May Mark A. May Vice President of Finance (Principal Financial and Accounting Officer)

Date: November 18, 2003