Form 10-Q
period 2004-01-03
SHOPSMITH INC
filed 2004-02-13
CIK 89925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the quarterly period ended— January 3, 2004	Commission File Number 0-9318

SHOPSMITH, INC

(Exact Name of Registrant as specified in its charter)

Ohio	31-0811466

(State of Incorporation)	(IRS Employer Identification No.)

6530 Poe Avenue Dayton, Ohio	45414

(Address of Principal Executive Offices)	(Zip Code)

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

Yes ___ No _X_

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of January 23, 2004.

Common shares, without par value: 2,605,233 shares.

SHOPSMITH, INC. AND SUBSIDIARIES

INDEX

Page No.

Part I. Financial Information:

Item 1. —	Financial Statements
	Consolidated Balance Sheets — January 3, 2004 and April 5, 2003	3-4

	Consolidated Statements of Operations and Deficit — Three Months and Nine Months Ended January 3, 2004 and December 28, 2002	5

	Consolidated Statements of Cash Flows — Nine Months Ended January 3, 2004 and December 28, 2002	6

	Notes to Consolidated Financial Statements	7-8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-10

Item 4.	Controls and Procedures	11

Part II. Other Information

Item 2.	Changes in Securities and Use of Proceeds	12

Item 6.	Exhibits and Reports on Form 8-K	12

Signatures		12

Exhibits		13-16

Part I – FINANCIAL INFORMATION

SHOPSMITH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 3,	April 5,
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$800	$250,316
Accounts receivable:
Trade, less allowance for doubtful accounts:
$362,212 on January 3, 2004 and $915,489 on April 5, 2003	999,159	1,395,660
Inventories:
Finished products	853,724	856,629
Raw materials and work in process	1,327,442	1,098,679

Total inventories	2,181,166	1,955,308
Prepaid expenses	240,260	209,072

Total current assets	3,421,385	3,810,356
Properties:
Land, building and improvements	3,150,298	3,148,348
Machinery, equipment and tooling	6,777,449	6,723,950

Total cost	9,927,747	9,872,298
Less, accumulated depreciation and amortization	7,331,053	7,213,852

Net properties	2,596,694	2,658,446
Long-term portion of accounts receivable trade, less allowance for doubtful accounts:
$250,111 on January 3, 2004 and $205,709 on April 5, 2003	681,823	577,080
Other assets	3,128	3,128

Total assets	$6,703,030	$7,049,010

Continued

SHOPSMITH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 3,	April 5,
	2004	2003
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,232,894	$949,801
Note payable	—	400,000
Current portion of long-term debt and capital lease obligation	106,395	105,458
Customer advances	78,197	65,489
Accrued liabilities:
Compensation, employee benefits and payroll taxes	251,425	396,573
Sales taxes payable	60,866	64,177
Accrued recourse liability	311,768	351,055
Accrued expenses	300,856	273,605
Other	52,500	72,921

Total current liabilities	2,394,901	2,679,079
Long-term debt and capital lease obligation	2,294,037	2,374,220

Total liabilities	4,688,938	5,053,299
Shareholders’ equity:
Preferred shares- without par value; authorized 500,000; none issued Common shares- without par value; authorized 5,000,000; issued and outstanding 2,605,233	2,806,482	2,806,482
Deficit	(792,390)	(810,771)

Total shareholders’ equity	2,014,092	1,995,711

Total liabilities and shareholders’ equity	$6,703,030	$7,049,010

See notes to consolidated financial statements.

SHOPSMITH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

	Three Months Ended		Nine Months Ended
	January 3,	December 28,	January 3,	December 28,
	2004	2002	2004	2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$3,645,732	$3,986,866	$9,932,570	$10,608,638
Cost of products sold	1,795,158	2,039,175	4,890,152	5,192,364

Gross margin	1,850,574	1,947,691	5,042,418	5,416,274
Selling expenses	1,410,002	1,446,248	3,695,276	3,919,028
Administrative expenses	418,114	456,423	1,282,344	1,232,283

Total operating expenses	1,828,116	1,902,671	4,977,620	5,151,311
Income before other income and expense	22,458	45,020	64,798	264,963
Interest income	53,081	35,658	140,242	85,902
Interest expense	53,145	82,664	186,164	255,481
Other income, net	1,557	1,986	4,386	4,616

Income before income taxes	23,951	—	23,262	100,000
Income tax expense	—	—	4,881	—

Net income	23,951	—	18,381	100,000
Deficit:
Beginning	(816,341)	(810,771)	(810,771)	(910,771)

Ending	$(792,390)	$(810,771)	$(792,390)	$(810,771)

Net income per common share (Note 3)
Basic	$0.01	$—	$0.01	$0.04

Diluted	$0.01	$—	$0.01	$0.04

See notes to consolidated financial statements.

SHOPSMITH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	January 3,	December 28,
	2004	2002
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net Income	$18,381	$100,000
Adjustments to reconcile net Income to cash from operating activities:
Depreciation and amortization	117,201	145,286
Provision for doubtful accounts	212,815	189,813
Changes in operating assets and liabilities:
Restricted cash	—	126,645
Accounts receivable	78,943	(542,542)
Inventories	(225,858)	(36,529)
Prepaid expenses	(31,188)	41,485
Accounts payable and customer advances	295,801	(95,024)
Other current liabilities	(180,916)	84,755

Cash from operating activities	285,179	13,889
Cash flows from investing activities:
Property additions	(55,449)	(11,875)

Cash (used in) investing activities	(55,449)	(11,875)
Cash flows from financing activities:
Payments on note payable	(400,000)	—
Payments on long-term debt and capital lease obligation	(79,246)	(77,513)

Cash (used in) financing activities	(479,246)	(77,513)

Net decrease in cash	(249,516)	(75,499)
Cash and cash equivalents:
At beginning of period	250,316	76,324

At end of period	$800	$825

See notes to consolidated financial statements.

SHOPSMITH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	In the opinion of management, all adjustments (consisting of only normal and recurring adjustments) have been made as of January 3, 2004 and December 28, 2002 to present the financial statements fairly. However, the results of operations for the nine months then ended are not necessarily indicative of results for the full fiscal year. The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the annual financial statements. The financial statements accompanying this report should be read in conjunction with the financial statements and notes thereto included in the Annual Report to Shareholders for the year ended April 5, 2003.

2.	Taxable income for the three and nine months ended January 3, 2004 and for the nine months ended December 28, 2002 was offset by a net operating loss carryforward. The tax expense shown for the nine months ended January 3, 2004 relates to a provision for alternative minimum tax.

3.	Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share reflects per share amounts that would have resulted if dilutive stock options had been converted into common stock. The following reconciles amounts reported in the financial statements:

	Three Months Ended		Nine Months Ended
	January 3,	December 28,	January 3,	December 28,
	2004	2002	2004	2002
Net income	$23,951	$—	$18,381	$100,000

Weighted average shares	2,605,233	2,605,233	2,605,233	2,605,233
Additional dilutive shares	22,500	—	3,762	—

Total dilutive shares	2,627,733	2,605,233	2,608,995	2,605,233

Basic income per share	$0.01	$—	$0.01	$0.04

Diluted income per share	$0.01	$—	$0.01	$0.04

There were no additional dilutive shares included in the computation for the periods ended December 28, 2002 because the stock options were anti-dilutive.

4.	During fiscal 2002, Shopsmith entered into an arrangement with John R. Folkerth, the Company’s CEO, which allowed the Company to borrow up to $500,000 with interest at twelve percent. The maximum authorized borrowing was increased to $600,000 in July 2002. Substantially all personal property except for certain receivables was pledged as collateral. Interest was due monthly and the note was payable on demand. At April 5, 2003, there was $400,000 outstanding under this arrangement. Borrowings from Mr. Folkerth were subject to Mr. Folkerth’s approval and were payable upon demand by Mr. Folkerth. The note payable was paid in full on July 31, 2003.

5.	On December 31, 2002, Shopsmith entered into a loan agreement with Provident Bank which allows the Company to borrow up to the lesser of $750,000 or 80% of eligible receivables due from Lowes Companies, Inc., with interest charged at one and one-half percent over the bank’s prime rate. On July 17, 2003, this agreement was amended to allow borrowings up to $1,400,000. The agreement requires compliance with certain net income, net worth, and miscellaneous covenants. Substantially all personal property is pledged as collateral. At January 3, 2004, there were no amounts outstanding under this agreement.

6.	A major retailer represented 40% and 37% of net sales for the quarters ended January 3, 2004 and December 28, 2002, respectively. This retailer also represented 38% and 42% of trade accounts receivable at January 3, 2004 and April 5, 2003, respectively.

7.	In May 2002, Shopsmith had implemented an employee salary reduction plan. Reductions under this plan continued through December 2002. As part of this plan, fiscal 2003 pre-tax income above $100,000 was used to return the amount of the reduction to the employees and if income had permitted, to pay an additional incentive equal to the amount of the reduction. Fiscal 2003 income levels permitted approximately $70,000 or 76% of the reduction to be returned. This amount was paid during the quarter ended July 5, 2003, and no further liabilities exist under the plan.

8.	The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” and, accordingly, accounts for its stock option plans using the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

The following table illustrates the effect on net income and earnings per share if compensation expense was measured using the fair value recognition provisions of SFAS No. 123.

	Three Months Ended		Nine Months Ended
	January 3,	December 28,	January 3,	December 28,
	2004	2002	2004	2002
Net income — as reported	$23,951	$—	$18,381	$100,000
Net income — pro forma	$23,951	$—	$18,381	$80,000
Diluted earnings per share — as reported	$0.01	$—	$0.01	$0.04
Diluted earnings per share — pro forma	$0.01	$—	$0.01	$0.03

9.	New Accounting Pronouncements — In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have an impact on the Company’s consolidated financial statements.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities”. This standard clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, and addresses consolidation by business enterprises of variable interest entities. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. FIN 46 also enhances the disclosure requirements related to variable interest entities. This statement was effective for the Company on October 4, 2003 for variable interest entities created or in which an enterprise obtains an interest after January 31, 2003. FIN 46 is effective for the Company beginning January 4, 2004 for all interest in variable interest entities acquired before February 1, 2003. The adoption of this statement did not have an impact on the Company’s consolidated financial statements.

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

Results of Operations

Fiscal 2004 third quarter sales decreased to $3,646,000, or 8.6% from $3,987,000 generated during the same period a year ago. Fiscal 2004 year-to-date sales decreased to $9,933,000, or 6.4% from $10,609,000 last year. The decreases in the third quarter occurred primarily in our demonstration event Mark V sales.

Gross margin rates for the fiscal 2004 third quarter increased by 1.9 percentage points compared to the same period last year due to the decreased proportion of sales through distributors. On a year-to-date basis, gross margin rates decreased by 0.3 percentage points. Operating expenses were reduced by $75,000 to $1,828,000 in the fiscal 2004 third quarter from $1,903,000 in last year’s third quarter. This reduction was due to continued improvement in expense controls on Mark V sales events. On a year to date basis, administrative costs were higher than the same period for last year because of a $60,000 favorable agreement on finance participation rebates that occurred in last year’s second quarter. For fiscal 2004 year-to-date, operating costs decreased by $173,000 to $4,978,000 from $5,151,000 in the prior year.

Provisions for recoverable federal income taxes are based on estimated annual effective rates, less a valuation reserve. Taxable income for the periods ended January 3, 2004 and December 28, 2002 was offset by the utilization of net operating loss carryforwards. The expense recorded for the nine months ended January 3, 2004 reflected alternative minimum tax payments.

With the reduction in operating expenses, the Company recorded net income of $24,000 or $.01 per diluted share in the quarter ended January 3, 2004 compared to net income of $0 or $.00 per diluted share for the same period of last year. For fiscal 2004 year-to-date, net income of $18,000 or $.01 per diluted share was earned, compared to net income of $100,000 or $.04 per diluted share for the same period last year.

Liquidity and Financial Position

Cash provided from operations totaled $285,000 for the nine months ended January 3, 2004, compared with $14,000 for the same period of the preceding year. Payment of $400,000 on a note payable, decreases in accounts receivable and an increase in inventories were the primary factors affecting cash for the period.

The current ratio was 1.42 to 1 at both January 3, 2004 and April 5, 2003 respectively. The debt to equity ratio decreased to 2.33 to 1 from 2.53 to 1 at April 5, 2003.

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

On December 31, 2002, Shopsmith entered into a loan agreement with Provident Bank which allows the Company to borrow up to the lesser of $750,000 or 80% of eligible receivables due from Lowes Companies, Inc., with interest charged at one and one-half percent over the Bank’s prime rate. On July 17, 2003, this agreement was amended to allow borrowings up to $1,400,000. The agreement requires compliance with certain net income, net worth, and miscellaneous covenants. Substantially all personal property is pledged as collateral. At January 3, 2004, there were no amounts outstanding under this agreement.

With the increased borrowing allowed under the amended agreement with Provident Bank, the Company believes that adequate liquidity is available for the remainder of the current fiscal year. The Company believes that continued profitability is critical to ensuring adequate liquidity in future fiscal years.

Forward Looking Statements

The foregoing discussion and the Company’s consolidated financial statements contain certain forward-looking statements that involve risks and uncertainties, including but not limited to the following: (i) the operating cash flows together with currently available working capital may be inadequate to finance the operating needs of the Company; (ii) cancellation by Lowe’s of the in-store sales program; (iii) the Company may fail to comply with the financial covenants contained in its Loan Agreement dated December 31, 2002 with Provident Bank, in which event the Bank may declare all amounts owed by the Company to the Bank to be immediately due and payable; and (iv) actual losses related to doubtful accounts and recourse liabilities (discussed under Critical Accounting Policies and Estimates) may exceed current estimates.

Item 4. Controls and Procedures.

     (a) Evaluation of Disclosure Controls and Procedures

     The Company’s Chairman and Chief Executive Officer, John R. Folkerth, and the Company’s Chief Financial Officer, Mark A. May, have evaluated the Company’s disclosure controls and procedures within 90 days of the filing of this report. Messrs. Folkerth and May have concluded that the Company’s disclosure controls and procedures are functioning effectively to provide reasonable assurance that the Company can meet its disclosure obligations. The reporting process is designed to ensure that information required to be disclosed by the Company in the reports that it files or submits with the Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Since Messrs. Folkerth’s and May’s most recent review of the Company’s internal controls systems, there have been no significant changes in internal controls or in other factors that could significantly affect these controls.

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

     The Loan Agreement between the Company and Provident Bank prohibits the payment of dividends.

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

(b) Reports on Form 8-K:

     During the quarter ended January 3, 2004 the Company filed the following report on Form 8-K:

     A Form 8-K filed on November 19, 2003 included the text of the Company’s press release reporting the results of its operations for the quarter ended October 4, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHOPSMITH, INC

	By	/s/ Mark A May

Mark A. May

Vice President of Finance (Principal Financial and Accounting Officer)
Date: January 27, 2004