Form 10-K
period 2004-04-03
SHOPSMITH INC
filed 2004-06-23
CIK 89925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 3, 2004

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 0-9318

SHOPSMITH, INC.

(Exact name of registrant as specified in its charter)

Ohio	31-0811466

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6530 Poe Avenue, Dayton, Ohio	45414

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (937) 898-6070

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
Common Shares

(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the act). Yes [   ] No [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of October 3, 2003 was $807,622.

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of May 15, 2004. Common Shares, without par value: 2,605,233 shares.

DOCUMENTS INCORPORATED BY REFERENCE

     Shopsmith, Inc. Annual Report to Shareholders for the year ended April 3, 2004 – Only such portions of the Annual Report as are specifically incorporated by reference under Part I and II of this Report shall be deemed filed as part of this Report.

     Shopsmith, Inc. Proxy Statement for its Annual Meeting of Shareholders to be held July 28, 2004 — Definitive copies of the Proxy Statement will be filed with the Commission within 120 days after the end of the Company’s fiscal year. Only such portions of the Proxy Statement as are specifically incorporated by reference under Parts II and III of this Report shall be deemed filed as part of this Report.

PART I

ITEM 1. Business

     Shopsmith, Inc., an Ohio corporation organized in 1972 (the “Company”), is engaged in the production and marketing of power woodworking tools designed primarily for the home workshop. The principal line of power tools marketed under the name “Shopsmith,” a registered trademark, dates back to 1946 and was purchased by the Company in 1972.

     The line is built around the Shopsmith MARK V, a multi-purpose tool, and includes separate function special purpose tools that may be mounted on the MARK V or used independently. The Company distributes these tools directly to consumers through demonstration programs (at which sales representatives solicit orders), telephone sales solicitation, Internet and mail order. During the fiscal year ended April 3, 2004, Shopsmith branded products accounted for substantially all of the Company’s net sales. The Company manufactures a substantial majority of its products sold (as measured by sales dollar volume).

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

Seasonality and Working Capital

     The Company’s business is seasonal, with the rate of incoming orders being lowest during the summer months. Consequently, cash requirements are higher during this period of the fiscal year at which time the Company generally experiences a tightening of its liquidity position.

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

Research and Development

     From time to time, the Company engages in limited research and development programs to develop new products, and to improve existing products and current operating methods. Research and development costs were not material in 2004, 2003, and 2002.

Employees

     The total number of persons employed by the Company (both full and part time) as of May 26, 2004 was 100. The Company considers its employee relations to be satisfactory, and to date the Company has not experienced a work stoppage due to a labor dispute. The Company has no collective bargaining contracts.

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

Internet Website Address and SEC Filings

     The Company maintains an internet website, www.Shopsmith.com. The Company files reports with the Securities and Exchange Commission, including an Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K. Those reports and other information concerning the Company are available at the SEC website, www.SEC.gov. The Company’s SEC filings are also available via an electronic link from the Company’s website to the SEC’s EDGAR database.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

     None.

EXECUTIVE OFFICERS OF THE COMPANY

Officers are elected annually by the Board of Directors. The executive officers of the Company are as follows:

Name	Age	Position
John R. Folkerth	71	Chairman of the Board and Chief Executive Officer
Robert L. Folkerth	47	President, Chief Operating Officer, and Director
Lawrence L. Jones	65	Vice President of Operations
Mark A. May	45	Vice President of Finance, Treasurer, and Chief Financial Officer

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

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

     The market and shareholder information required by Item 5 is set forth under the heading “Shareholders’ Information” p.26 in the Company’s Annual Report to Shareholders for the year ended April 3, 2004 (which report is included as Exhibit 13.1 to this Report). Such information is incorporated herein by reference.

     The Company paid no dividends during the fiscal year ended April 3, 2004 or April 5, 2003.

     As more fully indicated in Note 6 to the consolidated financial statements included in the Company’s Annual Report to Shareholders for the year ended April 3, 2004, during the fiscal years ended March 30, 2002, April 5, 2003, and April 3, 2004 the Company issued to certain key employees and non-employee directors stock options to purchase Common Shares of the Company under the Company’s 1995 Stock Option Plan, 1997 Stock Option Plan and 2000 Director Stock Option Plan. Shares issuable under the 1997 Stock Option Plan and the 2000 Director Stock Option Plan have not been registered under the Securities Act of 1933, and none of the options under either of such plans have as yet been exercised. The grant of options pursuant to the 1997 Stock Option Plan and the 2000 Director Stock Option Plan was exempt from the registration provisions of the Securities Act of 1933 (i) as a transaction not involving a sale of securities, since no investment decision was required on the part of the option recipients, and/or (ii) under Section 4(2) of such Act as a transaction not involving a public offering. It is anticipated that the Common Shares subject to the options will be registered under the Securities Act of 1933 prior to exercise of the options.

ITEM 6. Selected Financial Data

     The information required by Item 6 is set forth under the heading “Selected Financial Data” (p.25) in the Company’s Annual Report to Shareholders for the year ended April 3, 2004 and is incorporated herein by reference.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The information required by Item 7 is set forth under the heading “Management’s Discussion and Analysis” (p.21) of the Company’s Annual Report to Shareholders for the year ended April 3, 2004 and is incorporated herein by reference.

ITEM 7A. Quantitative and Qualitative Disclosure about Market Risk

     Not Applicable.

ITEM 8. Financial Statements and Supplementary Data

     The information required by Item 8 is set forth at pages 5 through 20 of the Company’s Annual Report to Shareholders for the year ended April 3, 2004 and is incorporated herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

ITEM 9A. Controls and Procedures.

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

     (b) Changes in Internal Controls

     There were no significant changes in the Company’s internal controls over financial reporting that could materially affect these controls subsequent to the date of the above reference evaluation.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

     The information required by Item 10 is incorporated herein by reference from the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held July 28, 2004 except for certain information concerning the executive officers of the Company which is set forth in Part I of this Report.

ITEM 11. Executive Compensation

     The information required by Item 11 is incorporated herein by reference from the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held July 28, 2004.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

     The following table shows certain information as of April 3, 2004 with respect to compensation plans under which common shares of the Company are authorized for issuance:

			Number of shares
			remaining available for
			future issuance under
	Number of shares to be	Weighted average	equity compensation
	issued upon exercise of	exercise price of	plans (excluding shares
	outstanding options	outstanding options	in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by shareholders	367,000	$0.54	103,000
Equity compensation plans not approved by shareholders	30,000	$0.51	42,000

     The remaining information required by Item 12 is incorporated herein by reference from the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held July 28, 2004.

ITEM 13. Certain Relationships and Related Transactions

     The information required by item 13 is incorporated herein by reference from the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held July 28, 2004.

ITEM 14. Principal Accountant Fees and Services

     The information required by item 14 is incorporated herein by reference from the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held July 28, 2004.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1. Financial Statements

The following consolidated financial statements of Shopsmith, Inc. and its subsidiaries are incorporated by reference as part of this Report at Item 8 hereof.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of April 3, 2004 and April 5, 2003.

Consolidated Statements of Operations for the years ended April 3, 2004, April 5, 2003, and March 30, 2002.

Consolidated Statements of Changes in Shareholders’ Equity for the years ended April 3, 2004, April 5, 2003, and March 30, 2002.

Consolidated Statements of Cash Flows for the years ended April 3, 2004, April 5, 2003, and March 30, 2002.

Notes to Consolidated Financial Statements.

2. Financial Statement Schedules

The following Financial Statement Schedule for the years ended April 3, 2004, April 5, 2003, and March 30, 2002 is included in this report.

Report of Independent Registered Public Accounting Firm Schedule II- Valuation and Qualifying Accounts

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

During the quarter ended April 3, 2004, the Company filed the following reports on Form 8-K:

A Form 8-K filed on January 30, 2004 included the text of the Company’s press release reporting the results of its operations for the quarter ended January 3, 2004.

A Form 8-K filed on March 17, 2004 announced the change of the Company’s stock ticker symbol to SHPS.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHOPSMITH, INC.

/s/ John R. Folkerth John R. Folkerth
Chairman of the Board and Chief Executive Officer

June 1, 2004
Date

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John R. Folkerth	/s/ Edward A. Nicholson

John R. Folkerth	Edward A. Nicholson
Chairman of the Board	Director
Chief Executive Officer and Director
(Principal Executive Officer)

June 1, 2004	June 1, 2004

Date	Date

/s/ Robert L. Folkerth	/s/ Brady L. Skinner

Robert L. Folkerth	Brady L. Skinner
President and Director	Director

June 1, 2004	June 1, 2004

Date	Date

/s/ Mark A. May	/s/ J. Michael Herr

Mark A. May	J. Michael Herr
Vice President of Finance	Director
(Principal Financial and Accounting Officer)

June 1, 2004	June 1, 2004

Date	Date

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULE

Shareholders and Board of Directors
Shopsmith, Inc.
Dayton, Ohio

Our audits of the consolidated financial statements referred to in our report dated May 11, 2004 appearing in the Annual Report to Shareholders of Shopsmith, Inc. for the year ended April 3, 2004 (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

Crowe Chizek and Company LLC

Columbus, Ohio
May 11, 2004

SCHEDULE II

SHOPSMITH INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED April 3, 2004, April 5, 2003, and March 30, 2002

	BALANCE		CHARGED		BALANCE
	AT		TO COST	DEDUCTIONS	AT
	BEGINNING		AND	FROM	END
DESCRIPTION	OF PERIOD	TRANSFERS	EXPENSES	RESERVE	OF PERIOD
YEAR ENDED
April 3, 2004
Accrued recourse liability	$351,055	$(39,287)	$—	$—	$311,768
Allowance for doubtful accounts receivable	1,121,198	39,287	280,184	770,678	669,991
YEAR ENDED
April 5, 2003
Accrued recourse liability	147,786	(16,342)	219,611	—	351,055
Allowance for doubtful accounts receivable	891,140	16,342	313,599	99,883	1,121,198
YEAR ENDED
March 30, 2002
Accrued recourse liability	235,303	(87,517)	—	—	147,786
Allowance for doubtful accounts receivable	924,250	87,517	245,426	366,053	891,140

Transfers are made from the accrued recourse liability account to the allowance for doubtful accounts receivable as accounts financed by the Company with Household Retail Services on a recourse basis are purchased by the Company.

SHOPSMITH, INC.

INDEX TO EXHIBITS

Exhibit No. and Document

3. Articles of Incorporation and By-laws

3.1.	Amended Articles of Incorporation of Shopsmith, Inc., filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 33-26463).	**

3.2.	Amended Code of Regulations of Shopsmith, Inc., filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Reg. No. 33-26463).	**

4. Instruments Defining the Rights of Security Holders, Including Indentures

4.10.	Promissory note and mortgage dated December 31, 1998 between Mid-States Development Company and the Company related to the purchase of the 6530 Poe Avenue, Dayton, Ohio property. Filed as exhibit 4.10 to the Company’s quarterly report on Form 10-Q for the quarter ended January 2, 1999.	*

4.11.	Amendment dated March 11, 2002 to promissory note between Mid-States Development Company and the Company. Filed as exhibit 4.11 to the Company’s Annual Report on Form 10-K for the year ended April 5, 2003.	*

4.13.	Demand promissory note and Security Agreement with John Folkerth dated November 13, 2001. Filed as exhibit 4.13 to the Company’s quarterly report on Form 10Q for the quarter ended December 29, 2001.	*

4.14.	Promissory note and Loan Agreement with Provident Bank dated December 31, 2002. Filed as exhibit 4.14 to the Company’s quarterly report on Form 10Q for the quarter ended December 28, 2002.	*

4.15.	First amendment to loan agreement, promissory note, and security agreement with Provident Bank dated July 17, 2003. Filed as exhibit 4.15 to the Company’s quarterly report on Form 10Q for the quarter ended July 5, 2003.	*

10. Material Contracts

Management Contracts and Compensatory Plans or Arrangements

10.1.	Plan for Providing Tax Return Preparation for Chief Executive Officer, as adopted by the Company’s Board of Directors on February 14, 1985. Filed as exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended April 3, 1993.	*

10.4.	Disability Plan for Executive Officers, as adopted by the Company’s Board of Directors on November 5, 1991. Filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended March 31, 1992.	*

10.5.	Nonstatutory Stock Option granted by the Company on June 21, 1993 to John R. Folkerth for the purchase, for a period of 10 years from the date of grant of 20,000 Common Shares of the Company at a purchase price of $3.00 per share. Filed as Exhibit 10.7.1 to the Company’s Annual Report on Form 10-K for the year ended April 2, 1994.	*

10.7.	1995 Stock Option Plan. Filed as exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Reg. No. 33-64663).	*

10.8.	Amendment to Shopsmith, Inc. 1995 Stock Option Plan dated November 5, 1996. Filed as exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended April 5, 1997.	*

10.9.	1997 Stock Option Plan. Filed as exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended April 4, 1998.	*

10.10.	2000 Director Stock Option Plan. Filed as exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended April 1, 2000.	*

10.11.	Shopsmith, Inc. Savings Plan, effective April 1, 1997. Filed as exhibit 10.10 to the Company’s annual report on Form 10-K for the year ended April 5, 1997.	*

10.12.	Fiscal 2004 Bonus Plan for Executive Officers.	**

Other Material Contracts

10.14.	Consumer Finance agreement dated November 15, 2000 between CitiFinancial and the Company. Filed as exhibit 10.14 to the Company’s quarterly report on Form 10-Q for the quarter ended December 30, 2000.	*

10.15.	Receivables factoring agreement with Metro Financial Services dated December 27, 2001. Filed as exhibit 10.15 to the Company’s quarterly report on Form 10-Q for the quarter ended December 29, 2001.	*

13. Annual Report to Security Holders

13.1.	Shopsmith, Inc. Annual Report to Shareholders for the year ended April 3, 2004. Only such portions of the Annual Report as are specifically incorporated by reference under Parts I, II, and IV of this Report shall be deemed filed as part of this Report.	**

14. Code of Ethics

14.1.	Code of Ethics adopted January 26, 2004	**

21. Subsidiaries of the Registrant

21.1.	Subsidiaries of the Registrant.	**

23. Consents of Experts and Counsel

23.1.	Consent of Crowe Chizek and Company LLC, Independent Registered Public Accounting Firm to incorporation by reference.	**

31. Certifications

31.1.	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	**

31.2.	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	**

32.1.	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2.	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

99. Additional Exhibits

99.1.	Shopsmith, Inc. Employee Stock Purchase Plan. Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated August 26, 1993.	*

*    Previously filed

** Filed herewith