Form 10-Q
period 2004-07-03
SHOPSMITH INC
filed 2004-08-17
CIK 89925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2004

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 0-9318

SHOPSMITH, INC.

(Exact name of registrant as specified in its charter)

Ohio	31-0811466

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6530 Poe Avenue, Dayton, Ohio	45414

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (937) 898-6070

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

[ ] Yes	[X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common shares, without par value: 2,605,233 shares as of July 21, 2004.

SHOPSMITH, INC. AND SUBSIDIARIES

INDEX

Page No.
Part I. Financial Information:
Item 1. Financial Statements
Consolidated Balance Sheets - July 3, 2004 and April 3, 2004	3 - 4
Consolidated Statements of Operations and Deficit - Three Months Ended July 3, 2004 and July 5, 2003	5
Consolidated Statements of Cash Flows - Three Months Ended July 3, 2004 and July 5, 2003	6
Notes to Consolidated Financial Statements	7 - 8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9 - 11
Item 4. Controls and Procedures	12
Part II. Other Information
Item 2. Changes in Securities and Use of Proceeds	13
Item 6. Exhibits and Reports on Form 8-K	13
Signatures	13
Exhibits	14 - 52
Exhibit 4.16
Exhibit 4.17
EX-4.18
EX-4.19
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

SHOPSMITH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	July 3,	April 3,
	2004	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$800	$800
Accounts receivable:
Trade, less allowance for doubtful accounts: $408,134 on July 3, 2004 and $391,871 on April 3, 2004	788,105	1,144,245
Inventories:
Finished products	1,122,707	912,318
Raw materials and work in process	1,016,551	1,210,122

Total inventories	2,139,258	2,122,440
Prepaid expenses	246,265	143,569

Total current assets	3,174,428	3,411,054
Properties:
Land, building and improvements	3,157,054	3,157,054
Machinery, equipment and tooling	6,828,762	6,806,070

Total cost	9,985,816	9,963,124
Less, accumulated depreciation and amortization	7,408,903	7,370,470

Net properties	2,576,913	2,592,654
Long-term portion of accounts receivable trade, less allowance for doubtful accounts: $279,567 on July 3, 2004 and $278,120 on April 3, 2004	661,583	698,087
Other assets	3,128	3,128

Total assets	$6,416,052	$6,704,923

Continued

SHOPSMITH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	July 3,	April 3,
	2004	2004
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,108,905	$1,049,694
Revolving line of credit	614,754	—
Current portion of long-term debt and capital lease obligation	97,824	107,555
Customer advances	64,281	74,031
Accrued liabilities:
Compensation, employee benefits and payroll taxes	288,979	410,603
Sales taxes payable	48,121	55,696
Accrued recourse liability	311,768	311,768
Accrued expenses	255,934	249,482
Other	54,118	54,118

Total current liabilities	2,844,684	2,312,947
Long-term debt and capital lease obligation, less current portion	1,902,572	2,266,665

Total liabilities	4,747,256	4,579,612

Shareholders’ equity:
Preferred shares- without par value; authorized 500,000; none issued
Common shares- without par value; authorized 5,000,000; issued and outstanding 2,605,233	2,806,482	2,806,482
Deficit	(1,137,686)	(681,171)

Total shareholders’ equity	1,668,796	2,125,311

Total liabilities and shareholders’ equity	$6,416,052	$6,704,923

See notes to consolidated financial statements.

SHOPSMITH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

	Three Months Ended
	July 3,	July 5,
	2004	2003
	(Unaudited)	(Unaudited)
Net sales	$2,787,436	$3,112,504
Cost of products sold	1,395,440	1,581,909

Gross margin	1,391,996	1,530,595
Selling expenses	1,384,268	1,187,327
Administrative expenses	455,978	444,406

Total operating expenses	1,840,246	1,631,733
Loss before other income and expense	(448,250)	(101,138)
Interest income	44,538	43,643
Interest expense	(53,698)	(68,106)
Other income, net	895	1,524

Loss before income taxes	(456,515)	(124,077)
Income tax expense	—	—

Net loss	(456,515)	(124,077)
Deficit:
Beginning	(681,171)	(810,771)

Ending	$(1,137,686)	$(934,848)

Net loss per common share (Note 3)
Basic	$(0.18)	$(0.05)

Diluted	$(0.18)	$(0.05)

See notes to consolidated financial statements.

SHOPSMITH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	July 3,	July 5,
	2004	2003
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(456,515)	$(124,077)
Adjustments to reconcile net loss to cash (used in) operating activities
Depreciation and amortization	38,433	39,685
Provision for doubtful accounts	47,887	76,972
Changes in operating assets and liabilities:
Accounts receivable	344,757	(81,404)
Inventories	(16,818)	(219,688)
Prepaid expenses	(102,696)	(84,486)
Accounts payable and customer advances	49,461	187,192
Other current liabilities	(122,747)	(154,589)

Cash (used in) operating activities	(218,238)	(360,395)

Cash flows from investing activities:
Property additions	(22,692)	(13,156)

Cash (used in) investing activities	(22,692)	(13,156)

Cash flows from financing activities:
Payments on note payable	—	(100,000)
Net borrowings on revolving line of credit	614,754	251,595
Payments on long-term debt and capital lease obligation	(373,824)	(27,535)

Cash provided from financing activities	240,930	124,060

Net decrease in cash	—	(249,491)
Cash and cash equivalents:
At beginning of period	800	250,316

At end of period	$800	$825

See notes to consolidated financial statements.

SHOPSMITH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	In the opinion of management, all adjustments (consisting of only normal and recurring adjustments) have been made as of July 3, 2004 and July 5, 2003 to present the financial statements fairly. However, the results of operations for the three months then ended are not necessarily indicative of results for the full fiscal year. The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the annual financial statements. The financial statements accompanying this report should be read in conjunction with the financial statements and notes thereto included in the Annual Report to Shareholders for the year ended April 3, 2004.

2.	There was no tax benefit in the quarters ended July 3, 2004 and July 5, 2003, as it was offset by a change in valuation allowance.

3.	Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share reflects per share amounts that would have resulted if dilutive stock options had been converted into common stock. The following reconciles amounts reported in the financial statements:

	Three Months Ended
	July 3,	July 5,
	2004	2003
Net loss	$(456,515)	$(124,077)

Weighted average shares	2,605,233	2,605,233
Additional dilutive shares	—	—

Total dilutive shares	2,605,233	2,605,233

Basic loss per share	$(0.18)	$(0.05)

Diluted loss per share	$(0.18)	$(0.05)

There were no additional dilutive shares included in the computation for the periods ended July 3, 2004 and July 5, 2003 because the stock options were anti-dilutive.

4.	On December 31, 2002, Shopsmith entered into a line of credit agreement with Provident Bank which allows the Company to borrow up to the lesser of $750,000 or 80% of eligible receivables due from Lowes Companies, Inc., with interest charged at one and one-half percent over the bank’s prime rate. On June 29, 2004, this agreement was amended to allow borrowings up to $1,000,000, down from $1,400,000 available from the previous amendment.

On June 29, 2004, the Company refinanced a mortgage note on its building with a balance of $2,356,000 with a mortgage note from Provident Bank in the amount of $2,000,000 with interest at one-quarter percent over the bank’s prime rate. The note requires monthly payments of interest and from $8,000 to $10,000 of the principal. In August 2009, the remaining balance of approximately $1,477,000 will become due.

Both agreements require compliance with certain net income, net worth, and miscellaneous covenants. Substantially all personal property is pledged as collateral. As of July 3, 2004, the Company was not in compliance with the net worth and fixed charge coverage covenants of these agreements. The Company has reached agreement with the Provident Bank to waive the covenant violations and to amend the covenants going forward. The Company expects to remain in compliance with its amended covenants through the remainder of fiscal 2005 as well as through June 2005.

At July 3, 2004, there was $2,000,000 and $614,754 outstanding under the building mortgage agreement and line of credit agreement, respectively.

5.	A major retailer represented 44% and 43% of net sales for the quarters ended July 3, 2004 and July 5, 2003, respectively. This retailer also represented 32% and 41% of trade accounts receivable at July 3, 2004 and April 3, 2004, respectively.

6.	The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” and, accordingly, accounts for its stock option plans using the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

The following table illustrates the effect on net loss and net loss per share if compensation expense was measured using the fair value recognition provisions of SFAS No. 123.

	Three Months Ended
	July 3,	July 5,
	2004	2003
Net loss - as reported	$(456,515)	$(124,077)
Net loss - pro forma	$(456,515)	$(124,077)
Diluted loss per share - as reported	$(0.18)	$(0.05)
Diluted loss per share - pro forma	$(0.18)	$(0.05)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Shopsmith manufactures and sells woodworking products. Our core product, the Mark V, is sold directly to consumers through demonstration sales events and indirectly to consumers through distributors (primarily Lowe’s where Shopsmith also conducts sales demonstrations) along with smaller amounts through other efforts. Mark V sales demonstrations are performed in shopping malls, at home shows, and at state fairs. Other woodworking products and accessories are sold through mail and internet channels. Shopsmith recognizes revenue for these orders at the time of product shipment.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The financial condition and results of operations for Shopsmith presented in the Consolidated Financial Statements, accompanying notes , and management’s discussion and analysis are dependent upon the Company’s accounting policies. The selection and application of these accounting policies involve judgments, estimates, and uncertainties that are susceptible to change. The Company’s significant accounting policies are discussed in Note 2 of the notes to the Consolidated Financial Statements included in the Company’s annual report to shareholders for the year ended April 3, 2004. In management’s opinion, the Company’s critical accounting policies include the allowance for doubtful accounts, accrued recourse liability and deferred tax valuation allowance.

Allowance For Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Customer accounts are stratified by type of account, original credit rating, and recent payment history. Estimated loss rates are then applied to these groups. Deterioration of our customers’ ability to make payments could require additions to the allowance.

Accounts repurchased under the recourse provision, discussed below, are carried in trade accounts receivable, net of an allowance for doubtful accounts, while the Company attempts to collect them.

Accrued Recourse Liability

Certain retail installment contracts sold to financial institutions through the fiscal year ended March 31, 2001 included a recourse provision. Under this recourse provision, Shopsmith is obligated to purchase the installment contract if the customer defaults on their obligation to the financial institution. The Company’s liability for future recourse obligations has been estimated using factors based on the value and rate of change of the value of the outstanding accounts, the rate and changes in the rate of repurchases required under the recourse provision, as well as estimates of amounts collectable after the accounts are repurchased. If these factors would deteriorate, additional accruals would be necessary and would affect future operating results. The Company will be required to adopt Statement of Position 03-03 in April 2006. At that time, purchase of loans under a recourse provision will be recorded at fair value at repurchase date, instead of gross less an allowance for doubtful accounts.

Deferred Tax Valuation Allowance

The Company has recorded a full valuation allowance against its net deferred tax assets based on its evaluation of the realizability of the future tax benefits of deferred tax assets. The effect of the allowance is to reduce to zero the carrying value of the potential tax benefit arising from the possibility of offsetting the Company’s cumulative operating losses against future taxable income.

Results of Operations

Fiscal 2005 first quarter sales decreased to $2,787,000, or 10.5%, from $3,113,000 during the same period a year ago. This decrease in the first quarter occurred primarily in our demonstration event Mark V sales.

Gross margin rates for the fiscal 2005 first quarter increased by 0.75 percentage points compared to the same period last year. Operating expenses increased by $208,000 to $1,840,000 in the fiscal 2005 first quarter from $1,632,000 in last year’s first quarter. The most significant reason for the increase in operating expenses was an increased expenditure on sales representative training costs. Training was done to both increase the number of Mark V sales representatives, as well as to increase the effectiveness of existing sales representatives.

Provisions for recoverable federal income taxes are based on estimated annual effective rates, less a valuation allowance. No tax benefit is reported for the quarters ended July 3, 2004 and July 5, 2003, as it was offset by a change in valuation allowance.

With the reduction in sales and increased operating expenses, the Company recorded a net loss of $457,000, or $.18 per diluted share, in the quarter ended July 3, 2004, compared to a net loss of $124,000, or $.05 per diluted share, for the same period of last year.

Liquidity and Financial Position

Cash used in operations totaled $218,000 for the quarter ended July 3, 2004, compared with $360,000 for the same period of the preceding year. On June 29, 2004,the Company refinanced a mortgage note on its building with a balance of $2,356,000 with a mortgage note from Provident Bank in the amount of $2,000,000. $615,000 was also borrowed on the Company’s revolving line of credit during the first quarter of fiscal 2005, of which $356,000 was used to reduce the above note prior to refinancing. Interest on this new mortgage note is at one-quarter percent over the bank’s prime rate. The note requires monthly payment of interest and from $8,000 to $10,000 of principal. In August 2009, the remaining balance of approximately $1,477,000 will become due.

On December 31, 2002, Shopsmith entered into a line of credit agreement with Provident Bank. On June 29, 2004, this agreement was amended to allow borrowings up to $1,000,000, down from $1,400,000 available from the previous amendment. The agreement requires compliance with certain net income, net worth, and miscellaneous covenants. Substantially all personal property is pledged as collateral. At July 3, 2004, $615,000 was outstanding under this agreement.

Both the mortgage agreement and the Company’s line of credit agreement with Provident Bank require compliance with certain net income, net worth, and miscellaneous covenants. As of July 3, 2004, the Company was not in compliance with the net worth and fixed charge covenants of these agreements. The covenants required a consolidated tangible net worth of not less than $1,800,000 and a fixed charge coverage ratio at all times greater than 1.2:1 on a rolling twelve month basis. At July 3, 2004, the Company has a consolidated tangible net worth of $1,668,796 and a fixed charge coverage ratio of 0.6:1. The Company has reached agreement with Provident Bank to waive the violation of the covenants and to amend the covenants going forward. The amended covenants require a consolidated tangible net worth of not less than $1,450,000 and a fixed charge coverage ratio of 1.1:1 on a quarterly basis. The Company expects to remain in compliance with its amended covenants through the remainder of fiscal 2005 as well as through June 2005.

The current ratio was 1.16 to 1 at July 3, 2004 and 1.47 to 1 at April 3, 2004. The debt to equity ratio increased to 2.84 to 1 from 2.15 to 1 at April 3, 2004.

The Company believes that profitability is critical to ensuring adequate liquidity in both the current and future fiscal years.

Contractual Obligations

	Payments due by period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Revolving Line of Credit	$614,754	$614,754	$—	$—	$—
Long-Term Debt	2,000,000	97,428	208,668	216,483	1,477,421
Capital Lease Obligations	396	396	—	—	—
Operating Leases	82,279	45,882	22,817	13,580	—
Total	2,697,429	758,460	231,485	230,063	1,477,421

Forward Looking Statements

The foregoing discussion and the Company’s consolidated financial statements contain certain forward-looking statements that involve risks and uncertainties, including but not limited to the following: (i) the operating cash flows together with currently available working capital may be inadequate to finance the operating needs of the Company; (ii) cancellation by Lowe’s of the in-store sales program; (iii) the Company may fail to meet the amended financial covenants contained in its Loan Agreements dated December 31, 2002 and June 29, 2004 with Provident Bank, in which event the bank may declare all amounts owed by the Company to the bank to be immediately due and payable; and (iv) actual losses related to doubtful accounts and recourse liabilities (discussed under Critical Accounting Policies and Estimates) may exceed current estimates.

Item 3. Defaults Upon Senior Securities.

See “Liquidity and Financial Position” in Item 2 above for a discussion of certain violations by the Company under financial covenants contained in the loan agreements to which the Company is a party. The lender has agreed to waive the violations.

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

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

     The Loan Agreement between the Company and Provident Bank prohibits the payment of dividends.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:

4.16	Second amendment to loan agreement, promissory note, and security agreement with The Provident Bank dated June 29, 2004.

4.17	Promissory note ($2,000,000) and mortgage dated June 29, 2004 between The Provident Bank and the Company.

4.18	Environmental Indemnity Agreement dated June 29, 2004 between The Provident Bank and the Company.

4.19	Assignment of Rents and Leases dated June 29, 2004 between The Provident Bank and the Company.

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K:

     During the quarter ended July 3, 2004, the Company filed the following report on Form 8-K:

A Form 8-K filed on June 21, 2004 included the text of the Company’s press release reporting the results of its operations for the year ended April 3, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHOPSMITH, INC.
By	/s/ Mark A May

Mark A. May Vice President of Finance (Principal Financial and Accounting Officer)

Date: August 17, 2004