Form 10-Q
period 2004-10-02
SHOPSMITH INC
filed 2004-11-16
CIK 89925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2004

or

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

Common shares, without par value: 2,605,233 shares as of October 25, 2004.

SHOPSMITH, INC. AND SUBSIDIARIES

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

SHOPSMITH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 2,	April 3,
	2004	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$700	$800
Accounts receivable:
Trade, less allowance for doubtful accounts:
$467,528 on October 2, 2004 and $391,871 on April 3, 2004	587,616	1,144,245
Inventories:
Finished products	969,827	912,318
Raw materials and work in process	1,281,563	1,210,122

Total inventories	2,251,390	2,122,440
Prepaid expenses	181,498	143,569

Total current assets	3,021,204	3,411,054
Properties:
Land, building and improvements	3,157,054	3,157,054
Machinery, equipment and tooling	6,847,533	6,806,070

Total cost	10,004,587	9,963,124
Less, accumulated depreciation and amortization	7,446,963	7,370,470

Net properties	2,557,624	2,592,654
Long-term portion of accounts receivable trade, less allowance for doubtful accounts:
$302,515 on October 2, 2004 and $278,120 on April 3, 2004	845,258	698,087
Other assets	2,253	3,128

Total assets	$6,426,339	$6,704,923

Continued

SHOPSMITH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 2,	April 3,
	2004	2004
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,179,009	$1,049,694
Revolving line of credit	609,055	—
Current portion of long-term debt and capital lease obligation	98,484	107,555
Customer advances	66,156	74,031
Accrued liabilities:
Compensation, employee benefits and payroll taxes	304,690	410,603
Sales taxes payable	76,021	55,696
Accrued recourse liability	266,768	311,768
Accrued expenses	235,477	249,482
Other	59,600	54,118

Total current liabilities	2,895,260	2,312,947
Long-term debt and capital lease obligation, less current portion	1,877,145	2,266,665

Total liabilities	4,772,405	4,579,612

Shareholders’ equity:
Preferred shares- without par value; authorized 500,000; none issued
Common shares- without par value; authorized 5,000,000; issued and outstanding 2,605,233	2,806,482	2,806,482
Deficit	(1,152,548)	(681,171)

Total shareholders’ equity	1,653,934	2,125,311

Total liabilities and shareholders’ equity	$6,426,339	$6,704,923

See notes to consolidated financial statements.

SHOPSMITH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

	Three Months Ended		Six Months Ended
	October 2,	October 4,	October 2,	October 4,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$3,025,730	$3,174,334	$5,813,166	$6,286,838
Cost of products sold	1,392,670	1,513,085	2,788,110	3,094,994

Gross margin	1,633,060	1,661,249	3,025,056	3,191,844
Selling expenses	1,283,912	1,097,947	2,668,180	2,285,274
Administrative expenses	374,763	419,824	830,741	864,230

Total operating expenses	1,658,675	1,517,771	3,498,921	3,149,504
Income (loss) before other income and expense	(25,615)	143,478	(473,865)	42,340
Interest income	43,523	43,518	88,061	87,161
Interest expense	(33,657)	(64,913)	(87,355)	(133,019)
Other income, net	887	1,305	1,782	2,829

Income (loss) before income taxes	(14,862)	123,388	(471,377)	(689)
Income tax expense	—	4,881	—	4,881

Net income (loss)	(14,862)	118,507	(471,377)	(5,570)
Deficit:
Beginning	(1,137,686)	(934,848)	(681,171)	(810,771)

Ending	$(1,152,548)	$(816,341)	$(1,152,548)	$(816,341)

Net income (loss) per common share (Note 3)
Basic	$(0.01)	$0.05	$(0.18)	$(0.00)

Diluted	$(0.01)	$0.05	$(0.18)	$(0.00)

See notes to consolidated financial statements.

SHOPSMITH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	October 2,	October 4,
	2004	2003
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(471,377)	$(5,570)
Adjustments to reconcile net loss to cash provided from (used in) operating activities
Depreciation and amortization	76,493	79,376
Provision for doubtful accounts	102,311	145,929
Changes in operating assets and liabilities:
Accounts receivable	307,147	360,002
Inventories	(128,950)	(188,996)
Prepaid expenses	(37,054)	(37,254)
Accounts payable and customer advances	121,440	56,771
Other current liabilities	(139,111)	(172,675)

Cash provided from (used in) operating activities	(169,101)	237,583

Cash flows from investing activities:
Property additions	(41,463)	(33,488)

Cash flows from financing activities:
Payments on note payable	—	(400,000)
Net borrowings on revolving line of credit	609,055	—
Payments on long-term debt and capital lease obligation	(398,591)	(53,611)

Cash provided from (used in) financing activities	210,464	(453,611)

Net decrease in cash	(100)	(249,516)
Cash and cash equivalents:
At beginning of period	800	250,316

At end of period	$700	$800

See notes to consolidated financial statements.

SHOPSMITH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	In the opinion of management, all adjustments (consisting of only normal and recurring adjustments) have been made as of October 2, 2004 and October 4, 2003 to present the financial statements fairly. However, the results of operations for the six months then ended are not necessarily indicative of results for the full fiscal year. The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the annual financial statements. The financial statements accompanying this report should be read in conjunction with the financial statements and notes thereto included in the Annual Report to Shareholders for the year ended April 3, 2004.

2.	There was no tax benefit during the three and six-month periods ended October 2, 2004 or the six months ended October 4, 2003, as the tax benefits were offset by changes in a valuation allowance.

3.	Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share reflects per share amounts that would have resulted if dilutive stock options had been converted into common stock. The following reconciles amounts reported in the financial statements:

	Three Months Ended		Six Months Ended
	October 2,	October 4,	October 2,	October 4,
	2004	2003	2004	2003
Net income (loss)	$(14,862)	$118,507	$(471,377)	$(5,570)

Weighted average shares	2,605,233	2,605,233	2,605,233	2,605,233
Additional dilutive shares	—	375	—	188

Total dilutive shares	2,605,233	2,605,608	2,605,233	2,605,421

Basic income (loss) per share	$(0.01)	$0.05	$(0.18)	$(0.00)

Diluted income (loss) per share	$(0.01)	$0.05	$(0.18)	$(0.00)

There were no additional dilutive shares included in the computation for the three and six-month periods ended October 2, 2004 because the effect of stock options were anti-dilutive.

4.	On December 31, 2002, the Company entered into a Loan Agreement (the “Revolving Credit Agreement”) with Provident Bank. The Revolving Credit Agreement was amended by Amendments dated July 17, 2003 and September 24, 2004. The Promissory Note issued pursuant to the Revolving Credit Agreement was amended by Amendment dated June 29, 2004. Under the loan documents as amended, the Company may borrow the lesser of (i) $1,000,000 or (ii) the sum of (x) 80% of accounts receivable due from Lowe’s Companies, plus (y) 50% of other trade accounts receivable (with the maximum amount being advanced in respect of such other trade accounts receivable being $250,000), plus (z) 50% of finished goods inventory (with the maximum amount being advanced in respect of such inventory being $500,000). Interest on the Revolving Credit Agreement is charged at one and one-half percent over the Bank’s prime rate. The maturity date on the agreement is June 30, 2005. All loans under the Revolving Credit Agreement are at the discretion of the Bank. At October 2, 2004, $609,000 was outstanding under the Revolving Credit Agreement.

At July 3, 2004, the Company was not in compliance with the financial covenants under the Revolving Credit Agreement as then amended. By Second Amendment dated September 24, 2004, the financial covenants were further amended as follows:

     (a) Debt Service Coverage Ratio. Beginning with the Company’s third fiscal quarter (which began October 3, 2004 and ends January 1, 2005), the Company must maintain a Debt Service Coverage ratio of 1:10 to 1:00, tested quarterly. Debt Service Coverage is defined as (i) EBITDA minus cash taxes and dividends, divided by (ii) cash interest expense plus quarterly current maturities of long-term debt.

     (b) Consolidated Tangible Net Worth. From July 1, 2004 through March 31, 2005, the Company must maintain consolidated tangible net worth in excess of $1,450,000. From and after April 1, 2005, consolidated tangible net worth must be in excess of $1,800,000.

     (c) Limitation on Capital Expenditures. The Company may not make capital expenditures in excess of $50,000 during any fiscal year without Bank approval.

As of October 2, 2004, the Company was in compliance with the foregoing financial covenants. The Company expects to remain in compliance with its amended covenants through the remainder of fiscal 2005.

In connection with the Revolving Credit Agreement, Mr. John R. Folkerth, Chairman and Chief Executive Officer of the Company, delivered to Provident Bank a Continuing Unconditional Guaranty pursuant to which Mr. Folkerth guaranteed repayment of $200,000 of the indebtedness then or thereafter owing by the Company to the Bank. In consideration of that Guaranty, the Company has agreed to pay to Mr. Folkerth an annual fee of $3,000 (being 1.5% of the guaranteed amount).

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

Under the terms of the new mortgage loan, default under the Revolving Credit Agreement can trigger default under the new mortgage loan. In the event of default, the Bank may declare the new mortgage loan immediately due and payable.

The new mortgage loan and the revolving credit loans are secured by a mortgage on, or security interest in, substantially all assets of the Company.

At October 2, 2004, there was $1,975,629 and $609,055 outstanding under the building mortgage agreement and line of credit agreement, respectively.

5.	A major retailer represented 32% and 24% of net sales for the quarters ended October 2, 2004 and October 4, 2003, respectively. This retailer also represented 18% and 41% of trade accounts receivable at October 2, 2004 and April 3, 2004, respectively.

6.	The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” and, accordingly, accounts for its stock option plans using the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

The following table illustrates the effect on net income (loss) and net earnings (loss) per share if compensation expense was measured using the fair value recognition provisions of SFAS No. 123.

	Three Months Ended		Six Months Ended
	October 2,	October 4,	October 2,	October 4,
	2004	2003	2004	2003
Net income (loss) — as reported	$(14,862)	$118,507	$(471,377)	$(5,570)
Net income (loss) — pro forma	$(28,406)	$117,847	$(484,921)	$(6,230)
Diluted earnings (loss) per share — as reported	$(0.01)	$0.05	$(0.18)	$(0.00)
Diluted earnings (loss) per share — pro forma	$(0.01)	$0.05	$(0.18)	$(0.00)

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

Accrued Recourse Liability

Certain retail installment contracts sold to financial institutions through the fiscal year ended March 31, 2001 included a recourse provision. Under this recourse provision, Shopsmith is obligated to purchase the installment contract if the customer defaults on their obligation to the financial institution. The Company’s liability for future recourse obligations has been estimated using factors based on the value and rate of change of the value of the outstanding accounts, the rate and changes in the rate of repurchases required under the recourse provision, as well as estimates of amounts collectable after the accounts are repurchased. If these factors would deteriorate, additional accruals would be necessary and would affect future operating results. The Company will be required to adopt Statement of Position 03-03 in April 2005. At that time, purchases of loans under a recourse provision will be recorded at fair value at repurchase date, instead of gross less an allowance for doubtful accounts.

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

Results of Operations

Fiscal 2005 second quarter sales decreased to $3,026,000, or 4.7%, from $3,174,000 during the same period a year ago. The decrease in the second quarter occurred primarily in our mail and internet accessory sales. Fiscal 2005 year-to-date sales decreased to $5,813,000, or 7.5%, from $6,287,000 last year.

Gross margin rates for the fiscal 2005 second quarter increased by 1.6 percentage points compared to the same period last year. On a year-to-date basis, gross margin rates increased by 1.3 percentage points. Operating expenses increased by $141,000 to $1,659,000 in the fiscal 2005 second quarter from $1,518,000 in last year’s second quarter. For fiscal 2005 year-to-date, operating costs increased by $349,000 to $3,499,000 from $3,150,000 in the prior year. The most significant factors in the increase in operating expenses were an increase in the number of Mark V sales demonstration events, as well as expenditures on sales representative training costs.

Provisions for recoverable federal income taxes are based on estimated annual effective rates, less a valuation allowance. No tax benefit is reported for the periods ended October 2, 2004 and October 4, 2003, as it was offset by a change in valuation allowance.

With the reduction in sales and increased operating expenses, the Company recorded a net loss of $15,000, or $.01 per diluted share, in the quarter ended October 2, 2004, compared to net income of $119,000, or $.05 per diluted share, for the same period of last year. For fiscal 2005 year-to-date, a net loss of $471,000, or $.18 per diluted share, was incurred, compared to a net loss of $6,000, or $.00 per diluted share, for the same period last year.

Liquidity and Financial Position

Cash used in operations totaled $169,000 for the six months ended October 2, 2004, compared with $238,000 provided from operations for the same period of the preceding year. The Company’s net loss of $471,000 was the primary reason for the change from last year.

On December 31, 2002, the Company entered into a Loan Agreement (the “Revolving Credit Agreement”) with Provident Bank. The Revolving Credit Agreement was amended by Amendments dated July 17, 2003 and September 24, 2004. The Promissory Note issued pursuant to the Revolving Credit Agreement was amended by Amendment dated June 29, 2004. Under the loan documents as amended, the Company may borrow the lesser of (i) $1,000,000 or (ii) the sum of (x) 80% of accounts receivable due from Lowe’s Companies, plus (y) 50% of other trade accounts receivable (with the maximum amount being advanced in respect of such other trade accounts receivable being $250,000), plus (z) 50% of finished goods inventory (with the maximum amount being advanced in respect of such inventory being $500,000). Interest on the Revolving Credit Agreement is charged at one and one-half percent over the Bank’s prime rate. The maturity date on the agreement is June 30, 2005. All loans under the Revolving Credit Agreement are at the discretion of the Bank. At October 2, 2004, $609,000 was outstanding under the Revolving Credit Agreement. The maximum amount available under the credit line at October 2, 2004 was $822,000.

At July 3, 2004, the Company was not in compliance with the financial covenants under the Revolving Credit Agreement as then amended. By Second Amendment dated September 24, 2004, the financial covenants were further amended as follows:

     (a) Debt Service Coverage Ratio. Beginning with the Company’s third fiscal quarter (which began October 3, 2004 and ends January 1, 2005), the Company must maintain a Debt Service Coverage ratio of 1:10 to 1:00, tested quarterly. Debt Service Coverage is defined as (i) EBITDA minus cash taxes and dividends, divided by (ii) cash interest expense plus quarterly current maturities of long-term debt.

     (b) Consolidated Tangible Net Worth. From July 1, 2004 through March 31, 2005, the Company must maintain consolidated tangible net worth in excess of $1,450,000. From and after April 1, 2005, consolidated tangible net worth must be in excess of $1,800,000.

     (c) Limitation on Capital Expenditures. The Company may not make capital expenditures in excess of $50,000 during any fiscal year without Bank approval.

As of October 2, 2004, the Company was in compliance with the foregoing financial covenants.

In connection with the Revolving Credit Agreement, Mr. John R. Folkerth, Chairman and Chief Executive Officer of the Company, delivered to Provident Bank a Continuing Unconditional Guaranty pursuant to which Mr. Folkerth guaranteed repayment of $200,000 of the indebtedness then or thereafter owing by the Company to the Bank. In consideration of that Guaranty, the Company has agreed to pay to Mr. Folkerth an annual fee of $3,000 (being 1.5% of the guaranteed amount).

On June 29, 2004, the Company refinanced a mortgage on its office and manufacturing facility. At the time of the refinancing, the mortgage balance was $2,356,000. The mortgage was refinanced with a mortgage loan from Provident Bank in the amount of $2,000,000 (the “New Mortgage Loan”). In order to facilitate the New Mortgage Loan, the Company drew $356,000 under the Revolving Credit Agreement to reduce the prior mortgage balance immediately before the refinancing. Interest on the New Mortgage Loan is at one-quarter percent over the Bank’s prime rate. The loan documents require monthly payment of interest and monthly payments of principal from $8,000 to $10,000. In August 2009, the remaining balance of approximately $1,477,000 will become due.

Under the terms of the New Mortgage Loan, default under the Revolving Credit Agreement can trigger default under the New Mortgage Loan. In the event of default, the Bank may declare the New Mortgage Loan immediately due and payable.

The New Mortgage Loan and the revolving credit loans are secured by a mortgage on, or security interest in, substantially all assets of the Company.

Borrowings under the Revolving Credit Agreement totaled $609,000 during the first six months of fiscal 2005. As stated above, $356,000 of such borrowings was used to reduce the balance of the previous mortgage loan prior to the refinancing.

The Company is dependent upon the Revolving Credit Agreement to fund operations during periods of negative cash flow. Termination of the Revolving Credit Agreement, without establishment of a substitute credit facility, would create significant liquidity issues for the Company.

The Company’s current ratio was 1.04 to 1 at October 2, 2004 and 1.47 to 1 at April 3, 2004. The debt to equity ratio increased to 2.89 to 1 at October 2, 2004 from 2.15 to 1 at April 3, 2004. Losses during the six months ended October 2, 2004 have contributed to a tightening of liquidity which in turn has caused the Company to defer payments to vendors beyond the Company’s customary payment practice.

The Company believes that profitability is critical to ensuring adequate liquidity in both the current and future fiscal years.

Contractual Obligations

	Payments due by period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Revolving Line of Credit	$609,055	$609,055	$—	$—	$—
Long-Term Debt	1,975,629	98,484	209,958	1,667,187	—
Operating Leases	176,531	63,191	82,721	30,619	—

Total	$2,761,215	$770,730	$292,679	$1,697,806	$—

Forward Looking Statements

The foregoing discussion and the Company’s consolidated financial statements contain certain forward-looking statements that involve risks and uncertainties, including but not limited to the following: (i) the operating cash flows together with currently available working capital may be inadequate to finance the operating needs of the Company; (ii) cancellation by Lowe’s of the in-store sales program; (iii) the Company may fail to meet the amended financial covenants contained in its Loan Agreement with Provident Bank, in which event the Bank may declare all amounts owed by the Company to the Bank under the revolving credit and mortgage loan facilities to be immediately due and payable; (iv) the Bank may decline to make further advances under the revolving credit facility; (v) the Company may be unable to extend or refinance the revolving credit facility when the revolving credit loans mature on June 30, 2005; and (vi) actual losses related to doubtful accounts and recourse liabilities (discussed under Critical Accounting Policies and Estimates) may exceed current estimates.

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

PART II. OTHER INFORMATION

Item 3. Defaults Upon Senior Securities

As discussed in the “Liquidity and Financial Position” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of this report, at July 3, 2004, the Company was not in compliance with the financial covenants (relating to fixed charge coverage and tangible net worth) contained in its Loan Agreement with Provident Bank. Also as discussed in that section, the Bank has waived the covenant violations and the financial covenants have been modified. As of October 2, 2004, the Company was in compliance with the covenants as modified.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on July 28, 2004. At the meeting, shareholders (a) elected Messrs. John R. Folkerth, J. Michael Herr, and Edward A. Nicholson as directors of the Company and (b) approved the appointment of Crowe Chizek and Company LLC as independent public accountants for the Company. Votes were tabulated as follows:

				Broker
Issue	For	Against	Withheld	Non votes
Election of directors:
John R. Folkerth	2,070,481		83,646	—
J. Michael Herr	2,070,878		83,249
Edward A. Nicholson	2,070,878		83,249	—
Appointment
Crowe Chizek and Company LLC	2,082,913	11,437	59,777	—

Item 5. Other Information

(a)	The Loan Agreement, dated December 31, 2002 and amended July 17, 2003 and September 24, 2004, between the Company and Provident Bank prohibits the payment of dividends by the Company.

Item 6. Exhibits

4.20	Second amendment to loan agreement with The Provident Bank dated September 24, 2004.

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHOPS	MITH, INC.

By	/s/ Mark A May

Mark A. May

Vice President of Finance (Principal Financial and Accounting Officer)

Date: November 15, 2004