Form 10-Q
period 2005-01-01
SHOPSMITH INC
filed 2005-02-09
CIK 89925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common shares, without par value: 2,605,233 shares as of January 25, 2005.

SHOPSMITH, INC. AND SUBSIDIARIES

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

SHOPSMITH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 1,	April 3,
	2005	2004
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$700	$800
Accounts receivable:
Trade, less allowance for doubtful accounts:
$485,741 on January 1, 2005 and $391,871 on April 3, 2004	1,104,661	1,144,245
Inventories:
Finished products	988,241	912,318
Raw materials and work in process	1,305,694	1,210,122

Total inventories	2,293,935	2,122,440
Prepaid expenses	174,693	143,569

Total current assets	3,573,989	3,411,054

Properties:
Land, building and improvements	3,157,054	3,157,054
Machinery, equipment and tooling	6,866,162	6,806,070

Total cost	10,023,216	9,963,124
Less, accumulated depreciation and amortization	7,487,060	7,370,470

Net properties	2,536,156	2,592,654

Long-term portion of accounts receivable trade, less allowance for doubtful accounts:
$345,102 on January 1, 2005 and $278,120 on April 3, 2004	882,046	698,087

Other assets	2,253	3,128

Total assets	$6,994,444	$6,704,923

Continued

SHOPSMITH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 1,	April 3,
	2005	2004
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,962,039	$1,049,694
Revolving line of credit	476,832	—
Current portion of long-term debt	1,951,272	107,555
Customer advances	65,374	74,031
Accrued liabilities:
Compensation, employee benefits and payroll taxes	254,346	410,603
Sales taxes payable	58,350	55,696
Accrued recourse liability	266,768	311,768
Accrued expenses	254,906	249,482
Other	77,566	54,118

Total current liabilities	5,367,453	2,312,947

Long-term debt, less current portion	—	2,266,665

Total liabilities	5,367,453	4,579,612

Shareholders’ equity:
Preferred shares- without par value; authorized 500,000; none issued
Common shares- without par value; authorized 5,000,000; issued and outstanding 2,605,233	2,806,482	2,806,482
Deficit	(1,179,491)	(681,171)

Total shareholders’ equity	1,626,991	2,125,311

Total liabilities and shareholders’ equity	$6,994,444	$6,704,923

See notes to consolidated financial statements.

SHOPSMITH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

	Three Months Ended		Nine Months Ended
	January 1,	January 3,	January 1,	January 3,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$3,680,844	$3,645,732	$9,494,010	$9,932,570
Cost of products sold	1,844,579	1,795,158	4,632,689	4,890,152

Gross margin	1,836,265	1,850,574	4,861,321	5,042,418

Selling expenses	1,526,292	1,410,002	4,194,472	3,695,276
Administrative expenses	355,470	418,114	1,186,211	1,282,344

Total operating expenses	1,881,762	1,828,116	5,380,683	4,977,620

Income (loss) before other income and expense	(45,497)	22,458	(519,362)	64,798

Interest income	54,559	53,081	142,620	140,242

Interest expense	(36,411)	(53,145)	(123,766)	(186,164)

Other income, net	406	1,557	2,188	4,386

Income (loss) before income taxes	(26,943)	23,951	(498,320)	23,262

Income tax expense	—	—	—	4,881

Net income (loss)	(26,943)	23,951	(498,320)	18,381

Deficit:
Beginning	(1,152,548)	(816,341)	(681,171)	(810,771)

Ending	$(1,179,491)	$(792,390)	$(1,179,491)	$(792,390)

Net income (loss) per common share (Note 3)

Basic	$(0.01)	$0.01	$(0.19)	$0.01

Diluted	$(0.01)	$0.01	$(0.19)	$0.01

See notes to consolidated financial statements.

SHOPSMITH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	January 1,	January 3,
	2005	2004
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(498,320)	$18,381
Adjustments to reconcile net income (loss) to cash provided from operating activities
Depreciation and amortization	116,590	117,201
Provision for doubtful accounts	171,316	212,815
Changes in operating assets and liabilities:
Accounts receivable	(315,691)	78,943
Inventories	(171,495)	(225,858)
Prepaid expenses and other	(30,249)	(31,188)
Accounts payable and customer advances	903,688	295,801
Other current liabilities	(169,731)	(180,916)

Cash provided from operating activities	6,108	285,179

Cash flows from investing activities:
Property additions	(60,092)	(55,449)

Cash flows from financing activities:
Payments on note payable	—	(400,000)
Net borrowings on revolving line of credit	476,832	—
Payments on long-term debt	(422,948)	(79,246)

Cash provided from (used in) financing activities	53,884	(479,246)

Net decrease in cash	(100)	(249,516)

Cash and cash equivalents:
At beginning of period	800	250,316

At end of period	$700	$800

See notes to consolidated financial statements.

SHOPSMITH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	In the opinion of management, all adjustments (consisting of only normal and recurring adjustments) have been made as of January 1, 2005 and January 3, 2004 to present the financial statements fairly. However, the results of operations for the nine months then ended are not necessarily indicative of results for the full fiscal year. The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the annual financial statements. The financial statements accompanying this report should be read in conjunction with the financial statements and notes thereto included in the Annual Report to Shareholders for the year ended April 3, 2004.

2.	There was no tax benefit during the three and nine-month periods ended January 1, 2005, as the tax benefits were offset by changes in a valuation allowance.

3.	Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share reflects per share amounts that would have resulted if dilutive stock options had been converted into common stock. The following reconciles amounts reported in the financial statements:

	Three Months Ended		Nine Months Ended
	January 1,	January 3,	January 1,	January 3,
	2005	2004	2005	2004
Net income (loss)	$(26,943)	$23,951	$(498,320)	$18,381

Weighted average shares	2,605,233	2,605,233	2,605,233	2,605,233
Additional dilutive shares	—	22,500	—	3,762

Total dilutive shares	2,605,233	2,627,733	2,605,233	2,608,995

Basic income (loss) per share	$(0.01)	$0.01	$(0.19)	$0.01

Diluted income (loss) per share	$(0.01)	$0.01	$(0.19)	$0.01

There were no additional dilutive shares included in the computation for the three and nine-month periods ended January 1, 2005 because the effect of stock options were anti-dilutive.

4.	On December 31, 2002, the Company entered into a Loan Agreement (the “Revolving Credit Agreement”) with Provident Bank. The Revolving Credit Agreement was amended by amendments dated July 17, 2003 and September 24, 2004. The Promissory Note issued pursuant to the Revolving Credit Agreement was amended by an amendment dated June 29, 2004. Under the loan documents as amended, the Company may borrow the lesser of (i) $1,000,000 or (ii) the sum of (x) 80% of accounts receivable due from Lowe’s Companies, plus (y) 50% of other trade accounts receivable (with the maximum amount being advanced in respect of such other trade accounts receivable being $250,000), plus (z) 50% of finished goods inventory (with the maximum amount being advanced in respect of such inventory being $500,000). Interest on the Revolving Credit Agreement is charged at one and one-half percent over the Bank’s prime rate. The maturity date on the agreement is June 30, 2005. All loans under the Revolving Credit Agreement are at the discretion of Provident Bank. At January 1, 2005, $477,000 was outstanding under the Revolving Credit Agreement.

By Second Amendment dated September 24, 2004, the financial covenants under the Revolving Credit Agreement were amended as follows:

          (a) Debt Service Coverage Ratio. Beginning with the Company’s third fiscal quarter, ending January 1, 2005, the Company must maintain a Debt Service Coverage ratio of 1:10 to 1:00, tested quarterly. Debt Service Coverage is defined as (i) EBITDA minus cash taxes and dividends, divided by (ii) cash interest expense plus quarterly current maturities of long-term debt.

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

As of January 1, 2005, the Company had a debt service coverage ratio of 0.82 to 1.00 , which is not in compliance with the 1.10 to 1.00 ratio required. The Company has notified the lender of such noncompliance and has requested a waiver from Provident Bank. Failure to obtain the waiver could materially affect the Company’s financial position, liquidity, and operations.

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

On June 29, 2004, the Company refinanced a mortgage note on its building with a balance of $2,356,000 with a mortgage note from Provident Bank in the amount of $2,000,000 with interest at one-quarter percent over the bank’s prime rate. The note requires monthly payments of interest and from $8,000 to $10,000 of the principal. In August 2009, the remaining balance on the note of approximately $1,477,000 will become due. At January 1, 2005, there was $1,951,000 outstanding under the building mortgage agreement.

Under the terms of the mortgage loan, default by the Company under the Revolving Credit Agreement can trigger default under the mortgage loan. In the event of default, Provident Bank may declare the mortgage loan immediately due and payable. The outstanding balance of the mortgage note at January 1, 2005 has been classified as a current liability in the accompanying consolidated balance sheet due to the Company’s noncompliance with the debt service coverage ratio covenant of its amended Revolving Credit Agreement.

The mortgage loan and the revolving credit loans are collateralized by a mortgage on, or security interest in, substantially all assets of the Company.

The Company is dependent upon the Revolving Credit Agreement to fund operations during periods of negative cash flow. Termination of the Revolving Credit Agreement, without the establishment of a substitute credit facility, would create significant liquidity issues for the Company.

5.	A major retailer (Lowe’s) represented 47% and 40% of net sales for the quarters ended January 1, 2005 and January 3, 2004, respectively. This retailer also represented 41% of trade accounts receivable at January 1, 2005 and April 3, 2004, respectively.

6.	The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” and, accordingly, accounts for its stock option plans using the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

The following table illustrates the effect on net income (loss) and net earnings (loss) per share if compensation expense was measured using the fair value recognition provisions of SFAS No. 123.

	Three Months Ended		Nine Months Ended
	January 1,	January 3,	January 1,	January 3,
	2005	2004	2005	2004
Net income (loss) - as reported	$(26,943)	$23,951	$(498,320)	$18,381
Net income (loss) - pro forma	$(26,943)	$23,951	$(511,864)	$17,721

Diluted earnings (loss) per share - as reported	$(0.01)	$0.01	$(0.19)	$0.01
Diluted earnings (loss) per share - pro forma	$(0.01)	$0.01	$(0.19)	$0.01

7.	New Accounting Pronouncements.

On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. SFAS 123R will apply prospectively to awards granted or modified after the beginning of the first interim or annual reporting period that begins after June 15, 2005. Compensation cost will also be prospectively recorded for prior option grants that vest after the date of adoption. The effects on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided and so cannot currently be predicted. Existing options that will vest after adoption date are expected to result in additional compensation expense of approximately $6,000 during fiscal 2006. There will be no significant effect on financial position as total shareholders’ equity will not change.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Shopsmith manufactures and sells woodworking products. Our core product, the Mark V, is sold directly to consumers through demonstration sales events and indirectly to consumers through distributors (primarily Lowe’s where Shopsmith also conducts sales demonstrations) along with smaller amounts through other efforts. Mark V sales demonstrations are performed at state fairs, at home shows, and in shopping malls. Other woodworking products and accessories are sold through mail and internet channels. Shopsmith recognizes revenue for these orders at the time of product shipment.

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

Results of Operations

Fiscal 2005 third quarter sales increased to $3,681,000, or 1.0%, from $3,646,000 during the same period a year ago. Increases in sales through demonstrations within Lowe’s stores were nearly offset by decreases in catalog and traveling academy sales. Fiscal 2005 year-to-date sales decreased to $9,494,000, or 4.4%, from $9,933,000 last year. The decline in year-to-date sales was primarily in the Company’s Catalog and Internet sales channels.

Gross margin rates for the fiscal 2005 third quarter decreased by 0.9 percentage points compared to the same period last year. On a year-to-date basis, gross margin rates increased by 0.4 percentage points. Operating expenses increased by $54,000 to $1,882,000 in the fiscal 2005 third quarter from $1,828,000 in last year’s third quarter. For fiscal 2005 year-to-date, operating expenses increased by $403,000 to $5,381,000 from $4,978,000 in the prior year. The most significant factors in the increase in operating expenses were an increase in the number of Mark V sales demonstration events, primarily within Lowe’s stores, as well as expenditures on sales representative training costs.

Provisions for recoverable federal income taxes are based on estimated annual effective rates, less a valuation allowance. No tax benefit or expense is reported for the periods ended January 1, 2005, as they were offset by changes in the valuation allowance.

With the increased operating expenses, the Company recorded a net loss of $27,000, or $.01 per diluted share, in the quarter ended January 1, 2005, compared to net income of $24,000, or $.01 per diluted share, for the same period of last year. For fiscal 2005 year-to-date, a net loss of $498,000, or $.19 per diluted share, was incurred, compared to net income of $18,000, or $.01 per diluted share, for the same period last year.

Liquidity and Financial Position

Cash provided from operations totaled $6,000 for the nine months ended January 1, 2005, compared with $285,000 provided from operations for the same period of the preceding year. During the period, cash was used for an increase in accounts receivable, as well as for the period’s net loss. Cash was provided from an increase in accounts payable of $904,000, which occurred both due to seasonal volume, as well as an extension of payment terms beyond the Company’s customary practice.

On December 31, 2002, the Company entered into a Loan Agreement (the “Revolving Credit Agreement”) with Provident Bank. The Revolving Credit Agreement was amended by amendments dated July 17, 2003 and September 24, 2004. The Promissory Note issued pursuant to the Revolving Credit Agreement was amended by an amendment dated June 29, 2004. Under the loan documents as amended, the Company may borrow the lesser of (i) $1,000,000 or (ii) the sum of (x) 80% of accounts receivable due from Lowe’s Companies, plus (y) 50% of other trade accounts receivable (with the maximum amount being advanced in respect of such other trade accounts receivable being $250,000), plus (z) 50% of finished goods inventory (with the maximum amount being advanced in respect of such inventory being $500,000). Interest on the Revolving Credit Agreement is charged at one and one-half percent over the Bank’s prime rate. The maturity date on the agreement is June 30, 2005. All loans under the Revolving Credit Agreement are at the discretion of Provident Bank. At January 1, 2005, $477,000 was outstanding under the Revolving Credit Agreement. The maximum amount available under the credit line at January 1, 2005 was $882,000.

By Second Amendment dated September 24, 2004, the financial covenants under the Revolving Credit Agreement were amended as follows:

          (a) Debt Service Coverage Ratio. Beginning with the Company’s third fiscal quarter, ending January 1, 2005, the Company must maintain a Debt Service Coverage ratio of 1:10 to 1:00, tested quarterly. Debt Service Coverage is defined as (i) EBITDA minus cash taxes and dividends, divided by (ii) cash interest expense plus quarterly current maturities of long-term debt.

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

As of January 1, 2005, the Company had a debt service coverage ratio of 0.82 to 1.00, which is not in compliance with the 1.10 to 1.00 ratio required. The Company has notified the lender of such noncompliance and has requested a waiver. Failure to obtain the waiver could materially affect the Company’s financial position, liquidity, and operations.

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

On June 29, 2004, the Company refinanced a mortgage on its office and manufacturing facility. At the time of the refinancing, the mortgage balance was $2,356,000. The mortgage was refinanced with a mortgage loan from Provident Bank in the amount of $2,000,000 (the “New Mortgage Loan”). In order to facilitate the New Mortgage Loan, the Company drew $356,000 under the Revolving Credit Agreement to reduce the prior mortgage balance immediately before the refinancing. Interest on the New Mortgage Loan is at one-quarter percent over the Bank’s prime rate. The loan documents require monthly payment of interest and monthly payments of principal from $8,000 to $10,000. In August 2009, the remaining balance on the note of approximately $1,477,000 will become due.

Under the terms of the New Mortgage Loan, default under the Revolving Credit Agreement can trigger default under the New Mortgage Loan. In the event of default, the Bank may declare the New Mortgage Loan immediately due and payable. As of January 1, 2005, the Company was not in compliance with the debt service coverage ratio covenant of the Revolving Credit Agreement. As a result of this covenant violation, the mortgage debt has been classified as a current liability as of January 1, 2005.

The New Mortgage Loan and the revolving credit loans are collateralized by a mortgage on, or security interest in, substantially all assets of the Company.

The Company is dependent upon the Revolving Credit Agreement to fund operations during periods of negative cash flow. Termination of the Revolving Credit Agreement, without establishment of a substitute credit facility, would create significant liquidity issues for the Company.

The Company’s current ratio was 0.67 to 1 at January 1, 2005 and 1.47 to 1 at April 3, 2004. Excluding the current liability classification of the Company’s mortgage note, the current ratio would have been 1.02 to 1 at January 1, 2005. The debt to equity ratio increased to 3.30 to 1 at January 1, 2005 from 2.15 to 1 at April 3, 2004. Losses during the nine months ended January 1, 2005 have contributed to a tightening of liquidity which in turn has caused the Company to defer payments to vendors beyond the Company’s customary payment practice.

The Company believes that profitability is critical to ensuring adequate liquidity in both the current and future fiscal years.

Contractual Obligations

	Payments due by period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Revolving Line of Credit	$476,832	$476,832	$—	$—	$—
Long-Term Debt	1,951,272	99,540	212,208	1,639,524	—
Operating Leases	172,597	61,274	81,090	30,233	—

Total	$2,600,701	$637,646	$293,298	$1,669,757	$—

As noted in management’s discussion of liquidity and financial position, the mortgage debt, shown here as long-term debt, has been classified as a current obligation on the balance sheet

Forward Looking Statements

The foregoing discussion and the Company’s consolidated financial statements contain certain forward-looking statements that involve risks and uncertainties, including but not limited to the following: (i) the operating cash flows together with currently available working capital may be inadequate to finance the operating needs of the Company; (ii) cancellation by Lowe’s of the in-store sales program; (iii) the Company may fail to obtain a waiver for its failure to meet the financial covenants contained its Loan Agreement with Provident Bank, in which event the Bank may declare all amounts owed by the Company to the Bank under the revolving credit and mortgage loan facilities to be immediately due and payable; (iv) the Company’s future results may fail to meet the financial covenants contained in its Loan Agreement with Provident Bank; (v) the Bank may decline to make further advances under the revolving credit facility; (vi) the Company may be unable to extend or refinance the revolving credit facility when the revolving credit loans mature on June 30, 2005; and (vii) actual losses related to doubtful accounts and recourse liabilities (discussed under Critical Accounting Policies and Estimates) may exceed current estimates.

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

PART II. OTHER INFORMATION

Item 3. Default Upon Senior Securities

As discussed in the “Liquidity and Financial Position” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of this report, at January 1, 2005, the Company was not in compliance with a financial covenant (relating to debt service coverage ratio) contained in its Revolving Credit Agreement with Provident Bank.

Item 5. Other Information

(a)	The Loan Agreement, dated December 31, 2002 and amended July 17, 2003 and September 24, 2004, between the Company and Provident Bank prohibits the payment of dividends by the Company.

Item 6. Exhibits And Reports On Form 8-K

(a)	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports On Form 8-K

During the quarter ended January 1, 2005 the Company filed the following report on Form 8-K:

A Form 8-K filed on November 16, 2004 included the text of the Company’s press release reporting the results of its operations for the quarter ended October 2, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHOPSMITH, INC.

By	/s/ Mark A May

Mark A. May

Vice President of Finance (Principal Financial and Accounting Officer)

Date: February 8, 2005