Form 10-K
period 2005-04-02
SHOPSMITH INC
filed 2005-07-01
CIK 89925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 2, 2005

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

Common Shares
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the act). Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of October 2, 2004 was $599,204.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of June 28, 2005. Common Shares, without par value: 2,605,233 shares.

DOCUMENTS INCORPORATED BY REFERENCE

     Shopsmith, Inc. Annual Report to Shareholders for the year ended April 2, 2005 — Only such portions of the Annual Report as are specifically incorporated by reference under Part I and II of this Report shall be deemed filed as part of this Report.

PART I

ITEM 1. Business

     Shopsmith, Inc., an Ohio corporation organized in 1972 (the “Company”), is engaged in the production and marketing of power woodworking tools designed primarily for the home workshop. The principal line of power tools marketed under the name “Shopsmith,” a registered trademark, dates back to 1946 and was purchased by the Company in 1972.

     The line is built around the Shopsmith MARK V, a multi-purpose tool, and includes separate function special purpose tools that may be mounted on the MARK V or used independently. The Company distributes these tools directly to consumers through demonstration programs (at which sales representatives solicit orders), telephone sales solicitation, Internet and mail order. During the fiscal year ended April 2, 2005, Shopsmith branded products accounted for substantially all of the Company’s net sales. The Company manufactures a substantial majority of its products sold (as measured by sales dollar volume).

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

Research and Development

     From time to time, the Company engages in limited research and development programs to develop new products, and to improve existing products and current operating methods. Research and development costs were not material in 2005, 2004, and 2003.

Employees

     The total number of persons employed by the Company (both full and part time) as of June 3, 2005 was 93. The Company considers its employee relations to be satisfactory, and to date the Company has not experienced a work stoppage due to a labor dispute. The Company has no collective bargaining contracts.

Environmental Compliance

     The Company believes that it materially complies with all statutory and administrative requirements related to the environment and pollution control. For a discussion of certain environmental related contingencies to which the Company is subject, reference is made to Note 10 to the Consolidated Financial Statements which are incorporated into this Report pursuant to Item 8 below.

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

ITEM 3. Legal Proceedings

The Company is not a party to any legal proceedings other than litigation which, under the instructions to this item, need not be described. For a discussion of certain environmental related contingencies to which the Company is subject, reference is made to Note 10 to the Consolidated Financial Statements which are incorporated into this Report pursuant to Item 8 below.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

     PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Securities.

     The market and shareholder information required by Item 5 is set forth under the heading “Shareholders’ Information” on page 28 in the Company’s Annual Report to Shareholders for the year ended April 2, 2005 (which report is included as Exhibit 13.1 to this Report). Such information is incorporated herein by reference.

     The Company paid no dividends during the fiscal years ended April 2, 2005 or April 3, 2004. The Loan Agreement between the Company and Provident Bank prohibits the payment of dividends.

     As more fully indicated in Note 6 to the Consolidated Financial Statements included in the Company’s Annual Report to Shareholders for the year ended April 2, 2005, during the fiscal years ended April 5, 2003, April 3, 2004, and April 2, 2005 the Company issued to certain key employees and non-employee directors stock options to purchase Common Shares of the Company under the Company’s 1995 Stock Option Plan, 1997 Stock Option Plan and 2000 Director Stock Option Plan. Shares issuable under the 1997 Stock Option Plan and the 2000 Director Stock Option Plan have not been registered under the Securities Act of 1933, and none of the options under either of such plans have as yet been exercised. The grant of options pursuant to the 1997 Stock Option Plan and the 2000 Director Stock Option Plan was exempt from the registration provisions of the Securities Act of 1933 (i) as a transaction not involving a sale of securities, since no investment decision was required on the part of the option recipients, and/or (ii) under Section 4(2) of such Act as a transaction not involving a public offering. It is anticipated that the Common Shares subject to the options will be registered under the Securities Act of 1933 prior to exercise of the options.

ITEM 6. Selected Financial Data

  The information required by Item 6 is set forth under the heading “Selected Financial Data” on page 27 in the Company’s Annual Report to Shareholders for the year ended April 2, 2005 and is incorporated herein by reference.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The information required by Item 7 is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 22 of the Company’s Annual Report to Shareholders for the year ended April 2, 2005 and is incorporated herein by reference.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

     Not applicable.

ITEM 8. Financial Statements and Supplementary Data

     The information required by Item 8 is set forth at pages 5 through 21 of the Company’s Annual Report to Shareholders for the year ended April 2, 2005 and is incorporated herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

ITEM 9A. Controls and Procedures.

     (a) Evaluation of Disclosure Controls and Procedures

     The Company’s Chairman and Chief Executive Officer, John R. Folkerth, and the Company’s Chief Financial Officer, Mark A. May, have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, Messrs. Folkerth and May have concluded that the Company’s disclosure controls and procedures are effective.

     (b) Changes in Internal Controls Over Financial Reporting

     There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the Company’s fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information.

     On April 26, 2005, the Company entered into a factoring arrangement with Citizens Finance Company, whereby the Company sold substantially all of its consumer revolving credit receivables for $1,139,000. The Company plans to finance ongoing customer purchases through Citizens Finance Company.

     On June 3, 2005, the Company’s Revolving Credit Agreement with Provident Bank was amended to limit borrowings to the lesser of (i) $600,000 or (ii) the sum of 80% of accounts receivable due from Lowe’s Companies. Interest on the Revolving Credit Agreement is charged at one and one-half percent over the bank’s prime rate. The maturity date on the agreement is August 15, 2005.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

Directors and Executive Officers

The directors and executive officers of the Company are as follows:

Name	Age	Position
John R. Folkerth	72	Chairman of the Board and Chief Executive Officer
Robert L. Folkerth	48	President, Chief Operating Officer, and Director
J. Michael Herr	61	Director
Edward A. Nicholson	65	Director
Brady L. Skinner	54	Director
Lawrence R. Jones	66	Vice President of Operations
Mark A. May	46	Vice President of Finance, Treasurer, and Chief Financial Officer

     JOHN R. FOLKERTH is the founder of the Company and has been a director and Chief Executive Officer of the Company since 1972 and Chairman of the Board since 1986.

     ROBERT L. FOLKERTH has been a director of the Company since 1994 and its President and Chief Operating Officer since July 2001. He was Vice President of Sales and Marketing from 1996 to July 2001. Mr. Folkerth was a Corporate Vice President, Finance, and Secretary of Digitron, Inc. from 1991 until 1996. Robert L. Folkerth is the son of John R. Folkerth.

     J. MICHAEL HERR has been a director of the Company since 1975 and Secretary since 1985. Mr. Herr has been a member of the law firm of Thompson Hine LLP, Dayton, Ohio since 1989. Thompson Hine LLP serves as counsel to the Company.

     EDWARD A. NICHOLSON has been a director of the Company since 1984. Dr. Nicholson has been the President of Robert Morris University in Coraopolis, Pennsylvania since 1989. Dr. Nicholson is also an independent management consultant. He serves as a director of Blackbox Corporation, Lawrence, Pennsylvania, and Brentwood Bank, Bethel Park, Pennsylvania.

     BRADY L. SKINNER has been a director of the Company since 1995. Since January 1997, Mr. Skinner has been associated with the Dayton, Ohio-based accounting firm of Brady, Ware & Schoenfeld, Inc. Mr. Skinner was self-employed as an accountant from June 1996 through December 1996. From 1994 to June 1996, Mr. Skinner was an Audit Partner with the Dayton, Ohio-based accounting firm of Flagel, Huber, Flagel & Co. He was an Audit Partner in the accounting firm of Coopers and Lybrand L.L.P. from 1983 to 1994. He is also President of Phoenix Beverage Co.

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

Audit Committee Financial Expert

The Board of Directors has determined that Mr. Skinner is an “audit committee financial expert” as defined by the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Federal securities laws require our directors and officers and persons who own more than 10% of the outstanding Common Shares of the Company to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of all such reports. Based solely upon our review of the copies of these reports received by us and written representations that no other reports were required to be filed, we believe that, during the fiscal year ended April 2, 2005, all filing requirements applicable to our directors, officers and greater than 10% shareholders were met.

Code of Ethics

The Board of Directors has adopted a Code of Ethics that applies to the Company’s Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and Chief Accounting Officer. The Code of Ethics is intended to comply with Item 406 of Regulation S-K of the Securities Exchange Act of 1934, as amended. A copy of the Code of Ethics is filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended April 3, 2004.

ITEM 11. Executive Compensation

     The following table sets forth the certain summary information, for the fiscal years indicated, concerning the compensation of John R. Folkerth, Chairman and Chief Executive Officer, Robert L. Folkerth, President and Chief Operating Officer, and Lawrence R. Jones, Vice President - Operations.

SUMMARY COMPENSATION TABLE

				Long Term
		Annual Compensation		Compensation
				Securities	All Other
	Fiscal			Underlying	Compensation
Name and Principal Position	Year	Salary ($)	Bonus($)	Options(#)	($)(1)(2)(3)
John R. Folkerth, Chairman	2005	$150,000	$0	0	$5,500
and Chief Executive Officer	2004	150,000	10,539	0	5,500
	2003	136,154	10,653	30,000	5,500

Robert L. Folkerth, President	2005	$117,624	$0	0	$1,684
and Chief Operating Officer	2004	117,624	9,904	0	1,684
	2003	106,766	8,354	30,000	1,684

Lawrence R. Jones,	2005	$104,041	$0	0	$2,421
Vice President - Operations	2004	100,510	9,493	0	2,421
	2003	89,255	6,983	0	2,421

(1)	Includes $5,500 for each of 2005, 2004, and 2003 representing whole life insurance premiums paid by the Company for insurance benefiting Mr. John Folkerth

(2)	Includes $1,684 for each of 2005, 2004, and 2003 representing whole life insurance premiums paid by the Company for insurance benefiting Mr. Robert Folkerth

(3)	Includes $2,421 for each of 2005, 2004, and 2003 representing whole life insurance premiums paid by the Company for insurance benefiting Mr. Jones.

Stock Options

     The following tables set forth information concerning options granted to, and unexercised options held by, certain executive officers of the Company. No options were granted to or exercised by any named executive officer during fiscal year 2005.

FISCAL YEAR-END OPTION TABLE

	Number of Securities Underlying		Value of Unexercised In-the-
	Unexercised Options at April 2, 2005		Money Options at April 2, 2005
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
John R. Folkerth	30,000	—	$600	$—
Robert L. Folkerth	90,000	—	600	—
Lawrence R. Jones	85,000	—	1,800	—

Compensation of Directors

Non-employee directors receive a fee of $700 per month for services as a director. In addition, under our Director Stock Option Plan, non-employee directors receive annually an option to purchase 2,000 Common Shares of the Company at an exercise price equal to market value on the date of grant of the option.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

     The following table shows certain information as of April 2, 2005 with respect to compensation plans under which common shares of the Company are authorized for issuance:

			Number of shares
			remaining available for
			future issuance under
	Number of shares to be	Weighted average	equity compensation
	issued upon exercise of	exercise price of	plans (excluding shares
	outstanding options	outstanding options	in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by shareholders	345,000	$0.45	125,000

Equity compensation plans not approved by shareholders	36,000	$0.47	36,000

Security Ownership of Directors and Officers

     Set forth in the table below is information as of June 15, 2005 with respect to the number of Common Shares of the Company beneficially owned by each director and executive officer of the Company and by all directors and executive officers as a group.

     For purposes of this table, an individual is considered to “beneficially own” any Common Shares (i) over which he exercises sole or shared voting or investment power, or (ii) of which he has the right to acquire beneficial ownership at any time within 60 days after June 15, 2005. Unless otherwise indicated, voting power and investment power is exercised solely by the named individual or individuals in the group or is shared by such individual and his spouse or children.

	Number of Shares		Total as a
Individual or	Beneficially Owned		Percentage of the
Group	as of June 15, 2005		Class (a)
John R. Folkerth (b)	605,690	(c)(d)	23.0%

Robert L. Folkerth (b)	253,093	(c)(d)	9.4%

J. Michael Herr	13,200	(e)	(f)

Lawrence R. Jones (b)	117,446	(d)	4.4%

Edward A. Nicholson	12,100	(e)	(f)

Mark A. May (b)	82,156	(c)(d)	3.1%

Brady L. Skinner	17,000	(e)	(f)

Directors and Executive Officers as a Group (7 persons)	1,100,685	(c)(g)	37.7%

(a)	The percentages are calculated on the basis of the number of Common Shares outstanding as of June 15, 2005 plus the number of Common Shares subject to outstanding options exercisable within 60 days thereafter that are held by the individual or group, as the case may be.

(b)	The business address of John R. Folkerth, Robert L. Folkerth, Lawrence R. Jones and Mark A. May is 6530 Poe Avenue, Dayton, Ohio 45414.

(c)	The table includes 26,971, 3,496, 10,156 and 46,444 shares held in the Company’s Savings Plan for the benefit of John R. Folkerth, Robert L. Folkerth, Mark A. May and all directors and executive officers as a group, respectively. The Savings Plan’s participants have the right to vote shares held for their accounts, but disposition of the shares is restricted and may be made only in accordance with the terms of the Plan. Information with respect to shares held in the Savings Plan is as of June 15, 2005.

(d)	Includes 30,000, 90,000, 85,000 and 70,000 shares that may be acquired at any time within 60 days after June 15, 2005 by John R. Folkerth, Robert L. Folkerth, Lawrence R. Jones and Mark A. May, respectively, upon the exercise of options granted under the Company’s Stock Option Plans.

(e)	Includes 12,000 shares that may be acquired at any time within 60 days after June 15, 2005, upon the exercise of options granted under the Company’s Director Stock Option Plan for non-employee directors.

(f)	Less than 1.0%.

(g)	Includes 311,000 shares that may be acquired at any time within 60 days after June 15, 2005, upon the exercise of options granted under the Company’s Director Stock Option Plan, 1995 Stock Option Plan and 1997 Stock Option Plan by all directors and executive officers as a group.

ITEM 13. Certain Relationships and Related Transactions

     In July 2003, the Company established a credit facility with its current bank lender, and the repaid borrowings from John Folkerth. Mr. Folkerth personally guaranteed $200,000 of the borrowings under the credit facility. In consideration of Mr. Folkerth’s agreement to provide the guaranty, the Company pays to Mr. Folkerth a guaranty fee of 1.5%. Guaranty fees of $3,000 were paid to Mr. Folkerth during the fiscal year ended April 2, 2005.

ITEM 14. Principal Accountant Fees and Services

     Crowe Chizek and Company LLC (“Crowe Chizek”) was the Company’s independent registered public accounting firm for the fiscal year ending April 2, 2005 and the fiscal year ended April 3, 2004. For such fiscal years, the Company was billed fees in the following amounts for services by Crowe Chizek:

	Fiscal Year Ended	Fiscal Year Ended
	April 2, 2005	April 3, 2004
Audit fees	$54,900	$55,775
Audit-related fees	7,250	6,750
Tax fees	0	0
All other fees	0	0

Audit fees related to Crowe Chizek’s audit of the Company’s annual financial statements and their reviews of financial statements included in the Company’s quarterly reports on Form 10-Q. Audit-related fees were incurred in connection with an audit of the Company’s 401(k) plan. All audit and non-audit services performed for the Company by its independent registered public accounting firm are subject to pre-approval by the Company’s Audit Committee.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

     (a) 1. Financial Statements

The following consolidated financial statements of Shopsmith, Inc. and its subsidiaries are incorporated by reference as part of this Report at Item 8 hereof.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of April 2, 2005 and April 3, 2004.

Consolidated Statements of Operations for the years ended April 2, 2005, April 3, 2004, and April 5, 2003.

Consolidated Statements of Changes in Shareholders’ Equity for the years ended April 2, 2005, April 3, 2004, and April 5, 2003.

Consolidated Statements of Cash Flows for the years ended April 2, 2005, April 3, 2004, and April 5, 2003.

Notes to Consolidated Financial Statements.

     2. Financial Statement Schedules

The following Financial Statement Schedule for the years ended April 2, 2005, April 3, 2004, and April 5, 2003 is included in this report.

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule
Schedule II- Valuation and Qualifying Accounts

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

June 29, 2005
Date

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John R. Folkerth	/s/ Edward A. Nicholson

John R. Folkerth	Edward A. Nicholson
Chairman of the Board	Director
Chief Executive Officer and Director
(Principal Executive Officer)

June 29, 2005	June 29, 2005
Date	Date

/s/ Robert L. Folkerth	/s/ Brady L. Skinner

Robert L. Folkerth	Brady L. Skinner
President and Director	Director

June 29, 2005	June 29, 2005
Date	Date

/s/ Mark A. May	/s/ J. Michael Herr

Mark A. May	J. Michael Herr
Vice President of Finance	Director
(Principal Financial and Accounting Officer)

June 29, 2005	June 29, 2005
Date	Date

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULE

Shareholders and Board of Directors
Shopsmith, Inc.
Dayton, Ohio

Our audits of the consolidated financial statements referred to in our report dated May 13, 2005, except for Note 3, for which the date is June 3, 2005, appearing in the Annual Report to Shareholders of Shopsmith, Inc. for the year ended April 2, 2005 (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ Crowe Chizek and Company LLC
Crowe Chizek and Company LLC

Columbus, Ohio
May 13, 2005

SHOPSMITH INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED April 2, 2005, April 3, 2004, and April 5, 2003

	BALANCE		CHARGED		BALANCE
	AT		TO COST		AT
	BEGINNING		AND		END
DESCRIPTION	OF PERIOD	TRANSFERS	EXPENSES	DEDUCTIONS	OF PERIOD
YEAR ENDED April 2, 2005
Accrued recourse liability	$311,768	$(45,000)	$—	$—	$266,768
Allowance for doubtful accounts receivable	669,991	45,000	229,841	71,084	873,748

YEAR ENDED April 3, 2004
Accrued recourse liability	351,055	(39,287)	—	—	311,768
Allowance for doubtful accounts receivable	1,121,198	39,287	280,184	770,678	669,991

YEAR ENDED April 5, 2003
Accrued recourse liability	147,786	(16,342)	219,611	—	351,055
Allowance for doubtful accounts receivable	891,140	16,342	313,599	99,883	1,121,198

Transfers are made from the accrued recourse liability account to the allowance for doubtful accounts receivable as accounts financed by the Company with Household Retail Services on a recourse basis are purchased by the Company.

SHOPSMITH, INC.

INDEX TO EXHIBITS

Exhibit No. and Document

3.	Articles of Incorporation and By-laws

	3.1.	Amended Articles of Incorporation of Shopsmith, Inc., filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 33-26463).	*

	3.2.	Amended Code of Regulations of Shopsmith, Inc., filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Reg. No. 33-26463).	*

4.	Instruments Defining the Rights of Security Holders, Including Indentures

	4.10.	Promissory note and mortgage dated December 31, 1998 between Mid-States Development Company and the Company related to the purchase of the 6530 Poe Avenue, Dayton, Ohio property. Filed as exhibit 4.10 to the Company’s quarterly report on Form 10-Q for the quarter ended January 2, 1999.	*

	4.11.	Amendment dated March 11, 2002 to promissory note between Mid-States Development Company and the Company. Filed as exhibit 4.11 to the Company’s Annual Report on Form 10-K for the year ended April 5, 2003.	*

	4.13.	Demand promissory note and Security Agreement with John Folkerth dated November 13, 2001. Filed as exhibit 4.13 to the Company’s quarterly report on Form 10Q for the quarter ended December 29, 2001.	*

	4.14.	Promissory note and Loan Agreement with Provident Bank dated December 31, 2002. Filed as exhibit 4.14 to the Company’s quarterly report on Form 10Q for the quarter ended December 28, 2002.	*

	4.15.	First amendment to loan agreement, promissory note, and security agreement with Provident Bank dated July 17, 2003. Filed as exhibit 4.15 to the Company’s quarterly report on Form 10Q for the quarter ended July 5, 2003.	*

	4.16.	Second amendment to loan agreement, promissory note, and security agreement with The Provident Bank dated June 29, 2004. Filed as exhibit 4.16 to the Company’s quarterly report on Form 10Q for the quarter ended July 3, 2004.	*

	4.17.	Promissory note ($2,000,000) and mortgage dated June 29, 2004 between The Provident Bank and the Company. Filed as exhibit 4.17 to the Company’s quarterly report on Form 10Q for the quarter ended July 3, 2004.	*

	4.18.	Environmental Indemnity Agreement dated June 29, 2004 between The Provident Bank and the Company. Filed as exhibit 4.18 to the Company’s quarterly report on Form 10Q for the quarter ended July 3, 2004.	*

	4.19.	Assignment of Rents and Leases dated June 29, 2004 between The Provident Bank and the Company. Filed as exhibit 4.19 to the Company’s quarterly report on Form 10Q for the quarter ended July 3, 2004.	*

	4.20.	Second amendment to loan agreement with The Provident Bank dated September 24,

		2004. Filed as exhibit 4.20 to the Company’s quarterly report on Form 10Q for the quarter ended October 2, 2004.	*

	4.21.	Commercial Time Note (Revolving) Agreement executed June 3, 2005 between National City Bank , Successor by merger to The Provident Bank and the Company.	**

	4.22.	Open end mortgage and security agreement executed June 3, 2005 between National City Bank and the Company.	**

10.	Material Contracts

Management Contracts and Compensatory Plans or Arrangements

	10.1.	Plan for Providing Tax Return Preparation for Chief Executive Officer, as adopted by the Company’s Board of Directors on February 14, 1985. Filed as exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended April 3, 1993.	*

	10.4.	Disability Plan for Executive Officers, as adopted by the Company’s Board of Directors on November 5, 1991. Filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended March 31, 1992.	*

	10.5.	Nonstatutory Stock Option granted by the Company on June 21, 1993 to John R. Folkerth for the purchase, for a period of 10 years from the date of grant of 20,000 Common Shares of the Company at a purchase price of $3.00 per share. Filed as Exhibit 10.7.1 to the Company’s Annual Report on Form 10-K for the year ended April 2, 1994.	*

	10.7.	1995 Stock Option Plan. Filed as exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Reg. No. 33-64663).	*

	10.8.	Amendment to Shopsmith, Inc. 1995 Stock Option Plan dated November 5, 1996. Filed as exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended April 5, 1997.	*

	10.9.	1997 Stock Option Plan. Filed as exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended April 4, 1998.	*

	10.10.	2000 Director Stock Option Plan. Filed as exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended April 1,2000.	*

	10.11.	Shopsmith, Inc. Savings Plan, effective April 1, 1997. Filed as exhibit 10.10 to the Company’s annual report on Form 10-K for the year ended April 5, 1997.	*

	10.12.	Fiscal 2004 Bonus Plan for Executive Officers.	*

Other Material Contracts

	10.14.	Consumer Finance agreement dated November 15, 2000 between CitiFinancial and the Company. Filed as exhibit 10.14 to the Company’s quarterly report on Form 10-Q for the quarter ended December 30, 2000.	*

	10.15.	Receivables factoring agreement with Metro Financial Services dated December 27, 2001. Filed as exhibit 10.15 to the Company’s quarterly report on Form 10-Q for the quarter ended December 29, 2001.	*

	10.16.	Purchase agreement dated April 26, 2005 for the sale of receivables by the Company to Citizens Finance Company	*

	10.17.	Consumer Finance agreement dated April 26, 2005 between Citizens Finance Company and the Company.	**

13.	Annual Report to Security Holders

	13.1.	Shopsmith, Inc. Annual Report to Shareholders for the year ended April 2, 2005. Only such portions of the Annual Report as are specifically incorporated by reference under Parts I, II, and IV of this Report shall be deemed filed as part of this Report.	**

14.	Code of Ethics

	14.1.	Code of Ethics adopted January 26, 2004. Filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended April 3, 2004	*

21.	Subsidiaries of the Registrant

	21.1.	Subsidiaries of the Registrant.	**

23.	Consents of Experts and Counsel

	23.1.	Consent of Crowe Chizek and Company LLC, Independent Registered Public Accounting Firm.	**

31.	Certifications

	31.1.	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	**

	31.2.	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	**

	32.1.	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

	32.2.	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

99.	Additional Exhibits

	99.1.	Shopsmith, Inc. Employee Stock Purchase Plan. Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated August 26, 1993.	*

*	Previously filed

**	Filed herewith