Form 10-Q
period 2005-07-02
SHOPSMITH INC
filed 2005-08-15
CIK 89925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2005
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
Common shares, without par value: 2,605,233 shares as of July 26, 2005.

SHOPSMITH, INC. AND SUBSIDIARIES

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
SHOPSMITH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	July 2,	April 2,
	2005	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,099	$1,099
Accounts receivable:
Trade, less allowance for doubtful accounts:
$585,887 on July 2, 2005 and $608,060 on April 2, 2005	541,948	1,206,143
Inventories:
Finished products	930,236	811,215
Raw materials and work in process	1,158,909	1,223,402

Total inventories	2,089,145	2,034,617
Prepaid expenses	297,754	112,754

Total current assets	2,929,946	3,354,613

Properties:
Land, building and improvements	3,157,054	3,157,054
Machinery, equipment and tooling	6,894,871	6,885,915

Total cost	10,051,925	10,042,969
Less, accumulated depreciation and amortization	7,566,796	7,526,435

Net properties	2,485,129	2,516,534

Long-term portion of accounts receivable trade, less allowance for doubtful accounts:
$14,234 on July 2, 2005 and $265,688 on April 2, 2005	59,409	1,068,050

Other assets	2,253	2,253

Total assets	$5,476,737	$6,941,450

Continued

SHOPSMITH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	July 2,	April 2,
	2005	2005
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,358,819	$2,052,134
Revolving line of credit	250,592	577,727
Current portion of long-term debt	1,902,558	1,926,915
Customer advances	77,252	79,547
Accrued liabilities:
Compensation, employee benefits and payroll taxes	213,798	318,075
Sales taxes payable	49,883	59,685
Accrued recourse liability	241,481	266,768
Accrued expenses	256,085	232,758
Other	54,118	73,349

Total current liabilities	4,404,586	5,586,958

Long-term debt, less current portion	—	—

Total liabilities	4,404,586	5,586,958

Shareholders’ equity:
Preferred shares- without par value; authorized 500,000; none issued
Common shares- without par value; authorized 5,000,000; issued and outstanding 2,605,233	2,806,482	2,806,482
Deficit	(1,734,331)	(1,451,990)

Total shareholders’ equity	1,072,151	1,354,492

Total liabilities and shareholders’ equity	$5,476,737	$6,941,450

See notes to consolidated financial statements.

SHOPSMITH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

	Three Months Ended
	July 2,	July 3,
	2005	2004
	(Unaudited)	(Unaudited)
Net sales	$2,603,012	$2,787,436
Cost of products sold	1,267,582	1,395,440

Gross margin	1,335,430	1,391,996

Selling expenses	1,172,696	1,384,268
Administrative expenses	407,256	455,978

Total operating expenses	1,579,952	1,840,246

Loss before other income and expense	(244,522)	(448,250)

Interest income	153	44,538

Interest expense	(38,378)	(53,698)

Other income, net	406	895

Loss before income taxes	(282,341)	(456,515)

Income tax expense	—	—

Net loss	(282,341)	(456,515)

Deficit:
Beginning	(1,451,990)	(681,171)

Ending	$(1,734,331)	$(1,137,686)

Net loss per common share (Note 3)

Basic	$(0.11)	$(0.18)

Diluted	$(0.11)	$(0.18)

See notes to consolidated financial statements.

SHOPSMITH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	July 2,	July 3,
	2005	2004
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(282,341)	$(456,515)
Adjustments to reconcile net loss to cash (used in) operating activities
Depreciation and amortization	40,361	38,433
Provision for doubtful accounts	26,102	47,887
Proceeds from sale of consumer revolving credit receivables	1,138,721	—
Changes in operating assets and liabilities:
Accounts receivable	508,013	344,757
Inventories	(54,528)	(16,818)
Prepaid expenses and other	(185,000)	(102,696)
Accounts payable and customer advances	(695,610)	49,461
Other current liabilities	(135,270)	(122,747)

Cash (used in) operating activities	360,448	(218,238)

Cash flows from investing activities:
Property additions	(8,956)	(22,692)

Cash (used in) investing activities	(8,956)	(22,692)

Cash flows from financing activities:
Net borrowings (repayments) on revolving line of credit	(327,135)	614,754
Payments on long-term debt	(24,357)	(373,824)

Cash provided from financing activities	(351,492)	240,930

Net decrease in cash	—	—

Cash and cash equivalents:
At beginning of period	1,099	800

At end of period	$1,099	$800

See notes to consolidated financial statements.

SHOPSMITH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	In the opinion of management, all adjustments (consisting of only normal and recurring adjustments) have been made as of July 2, 2005 and July 3, 2004 to present the financial statements fairly. However, the results of operations for the three months then ended are not necessarily indicative of results for the full fiscal year. The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the annual financial statements. The financial statements accompanying this report should be read in conjunction with the financial statements and notes thereto included in the Annual Report to Shareholders for the year ended April 2, 2005.

2.	There was no tax benefit during the three-month periods ended July 2, 2005 and July 3, 2004, as the tax benefits were offset by changes in a valuation allowance.

3.	Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive stock options had been converted into common stock. The following reconciles amounts reported in the financial statements:

	Three Months Ended
	July 2,	July 3,
	2005	2004
Net loss	$(282,341)	$(456,515)

Weighted average shares	2,605,233	2,605,233
Additional dilutive shares	—	—

Total dilutive shares	2,605,233	2,605,233

Basic loss per share	$(0.11)	$(0.18)

Diluted loss per share	$(0.11)	$(0.18)

There were no additional dilutive shares included in the computation for the three-month periods ended July 2, 2005 and July 3, 2004 because the effect of stock options were anti-dilutive.

4.	On June 3, 2005, the Company executed a Loan Agreement (the “Revolving Credit Agreement”) with National City Bank. Under the loan documents, the Company may borrow the lesser of (i) $600,000 or (ii) the sum of 80% of accounts receivable due from Lowe’s Companies. Interest on the Revolving Credit Agreement is charged at one and one-half percent over the bank’s prime rate. The maturity date on the agreement is August 15, 2005. All loans under the Revolving Credit Agreement are at the discretion of National City Bank. At July 2, 2005, $250,592 was outstanding under the Revolving Credit Agreement.

The Revolving Credit Agreement contains the following financial covenants:
2.1 Tangible Net Worth. The Company’s Tangible Net Worth shall not at any time be less than the required amount of One Million One Hundred Thirty-five Thousand and 00/100 dollars ($1,135,000.00), tested quarterly.
2.2 Net Income. The Company’s Net Income shall not at any time be less than negative Two Hundred Thirty-five Thousand and 00/100 (-$235,000.00), tested quarterly
As of July 2, 2005, the Company was not in compliance with the above two financial covenants, having a tangible net worth of $1,072,151 and a year-to-date net loss of $282,341. The Company has notified the lender of such noncompliance, but no waiver has been obtained. Failure to obtain a waiver could materially affect the Company’s financial position, liquidity, and operations.

In connection with the Revolving Credit Agreement, Mr. John R. Folkerth, Chairman and Chief Executive Officer of the Company, delivered to Provident Bank (National City Bank is successor to Provident Bank) a Continuing Unconditional Guaranty pursuant to which Mr. Folkerth guaranteed repayment of $200,000 of the indebtedness then or thereafter owing by the Company to the Bank. In consideration of that Guaranty, the Company has agreed to pay to Mr. Folkerth an annual fee of $3,000 (being 1.5% of the guaranteed amount).

On June 29, 2004, the Company refinanced a mortgage note on its building with a mortgage note from Provident Bank in the amount of $2,000,000 with interest at one-quarter percent over the bank’s prime rate. The note requires monthly payments of interest and from $8,000 to $10,000 of the principal. In August 2009, the remaining balance on the note of approximately $1,477,000 will become due. At July 2, 2005, there was $1,902,558 outstanding under the building mortgage agreement.

Under the terms of the mortgage loan, default by the Company under the Revolving Credit Agreement can trigger default under the mortgage loan. In the event of default, Provident Bank may declare the mortgage loan immediately due and payable. The outstanding balance of the mortgage note has been classified as a current liability in the accompanying consolidated balance sheets due to the Company’s noncompliance with the financial covenants of its Revolving Credit Agreement. The Company has requested a forbearance agreement from National City Bank (successor to Provident Bank) concerning the mortgage loan, but no such agreement is yet in place.

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

5.	A major retailer (Lowe’s) represented 35% and 44% of net sales for the quarters ended July 2, 2005 and July 3, 2004, respectively. This retailer also represented 44% and 31% of trade accounts receivable at July 2, 2005 and April 2, 2005, respectively.

6.	The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” and, accordingly, accounts for its stock option plans using the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

The following table illustrates the effect on net loss and net loss per share if compensation expense was measured using the fair value recognition provisions of SFAS No. 123.

	Three Months Ended
	July 2,	July 3,
	2005	2004
Net loss — as reported	$(282,341)	$(456,515)
Net loss — pro forma	$(282,341)	$(456,515)

Diluted loss per share — as reported	$(0.11)	$(0.18)
Diluted loss per share — pro forma	$(0.11)	$(0.18)
7.	Uncertainties. The accompanying consolidated financial statements have been prepared assuming that the Company will continue to operate as a going concern. As discussed below, the Company has incurred recurring losses and is in default of its debt obligations, which taken as a whole, raise substantial doubt about its ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. At July 2, 2005, the Company had a deficiency of working capital of $1,474,640, a net loss of $282,341 for the quarter ended July 2, 2005, and was not in compliance with various debt covenants (see Note 4).The future of the Company as an operating entity will depend on management’s plans and ability to (a) maintain or replace existing financing arrangements, (b) obtain financing to meet its cash requirements and (c) operate profitably in the future.

To improve profitability, the Company needs to reduce costs and increase per event sales. One effort to reduce costs in fiscal 2006 is a reduction in the number of Mark V sales demonstration events. Demonstration sales are focused on the most promising locations for the events. The Company is also continuing its prospect generation advertising efforts to increase the number of prospects invited to each sales event.

In April 2005, the Company has implemented a employee salary reduction plan. As part of this plan, fiscal 2006 pre-tax income above $100,000 will be used to return the amount of the reduction. The effect of this plan on the first quarter was to reduce expenses by $40,000.

To improve liquidity, the Company completed a sale of substantially all of its consumer receivables to Citizens Finance Company in April 2005. During fiscal 2006, the Company also plans efforts to increase liquidity through better inventory management.

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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The financial condition and results of operations for Shopsmith presented in the Consolidated Financial Statements, accompanying notes , and management’s discussion and analysis are dependent upon the Company’s accounting policies. The selection and application of these accounting policies involve judgments, estimates, and uncertainties that are susceptible to change. The Company’s significant accounting policies are discussed in Note 2 of the notes to the Consolidated Financial Statements included in the Company’s annual report to shareholders for the year ended April 2, 2005. In management’s opinion, the Company’s critical accounting policies include the allowance for doubtful accounts, accrued recourse liability and deferred tax valuation allowance.
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
Accrued Recourse Liability
Certain retail installment contracts sold to financial institutions through the fiscal year ended March 31, 2001 included a recourse provision. Under this recourse provision, Shopsmith is obligated to purchase the installment contract if the customer defaults on their obligation to the financial institution. The Company’s liability for future recourse obligations has been estimated using factors based on the value and rate of change of the value of the outstanding accounts, the rate and changes in the rate of repurchases required under the recourse provision, as well as estimates of amounts collectable after the accounts are repurchased. If these factors would deteriorate, additional accruals would be necessary and would affect future operating results. The Company adopted Statement of Position 03-03 in April 2005. Purchases of loans under a recourse provision are now recorded at fair value at repurchase date, instead of gross less an allowance for doubtful accounts.
Deferred Tax Valuation Allowance
The Company has recorded a valuation allowance against its net deferred tax assets based on its evaluation of the realizability of the future tax benefits of deferred tax assets. The effect of the allowance is to reduce to zero the carrying value of the potential tax benefit arising from the possibility of offsetting the Company’s cumulative operating losses against future taxable income.

Results of Operations
Fiscal 2006 first quarter sales decreased to $2,603,000, or 6.6%, from $2,787,000 during the same period a year ago. The primary reason for the decline was decreased sales through demonstrations within Lowe’s stores.
Gross margin rates for the fiscal 2006 first quarter increased by 1.4 percentage points compared to the same period last year. Operating expenses decreased by $260,294 to $1,580,000 in the fiscal 2006 first quarter from $1,840,000 in last year’s first quarter. The most significant factors in the decrease in operating expenses were a decrease in the number of Mark V sales demonstration events and lower sales representative training costs.
Provisions for recoverable federal income taxes are based on estimated annual effective rates, less a valuation allowance. No tax benefit or expense is reported for the period ended July 2, 2005, as they were offset by changes in the valuation allowance.
The lower level of sales was more than offset by the reduction in selling expenses. This reduced the Company’s net loss to $282,000, or $.11 per diluted share, in the quarter ended July 2, 2005, compared to a net loss of $457,000, or $.18 per diluted share, for the same period of last year.
Liquidity and Financial Position
Cash used in operations totaled $778,000 for the three months ended July 2, 2005, compared with $218,000 used in operations for the same period of the preceding year. During the period, cash was used to decrease accounts payable balances, as well as to fund the period’s net loss.
To improve liquidity, the Company sold substantially all of its consumer revolving credit receivables to Citizens Finance Company in April 2005 for $1,139,000. The Company plans to finance ongoing customer purchases through Citizens Finance Company.
As described in Note 4 to the Company’s Consolidated Financial Statements, On June 3, 2005, the Company executed a Loan Agreement (the “Revolving Credit Agreement”) with National City Bank. Under the loan documents, the Company may borrow the lesser of (i) $600,000 or (ii) the sum of 80% of accounts receivable due from Lowe’s Companies. Interest on the Revolving Credit Agreement is charged at one and one-half percent over the Bank’s prime rate. The maturity date on the agreement is August 15, 2005. All loans under the Revolving Credit Agreement are at the discretion of National City Bank. At July 2, 2005, $250,592 , was outstanding under the Revolving Credit Agreement. This amount also represents the maximum available under the Revolving Credit Agreement at July 2, 2005.
The Revolving Credit Agreement contains the following financial covenants:
2.1 Tangible Net Worth. The Company’s Tangible Net Worth shall not at any time be less than the required amount of One Million One Hundred Thirty-five Thousand and 00/100 dollars ($1,135,000.00), tested quarterly.
2.2 Net Income. The Company’s Net Income shall not at any time be less than negative Two Hundred Thirty-five Thousand and 00/100 (-$235,000.00), tested quarterly
As of July 2, 2005, the Company was not in compliance with the above two financial covenants, having a tangible net worth of $1,072,151 and a year-to-date net loss of $282,341. The Company has notified the lender of such noncompliance, but now waiver has been obtained. Failure to obtain a waiver could materially affect the Company’s financial position, liquidity, and operations.
In connection with the Revolving Credit Agreement, Mr. John R. Folkerth, Chairman and Chief Executive Officer of the Company, delivered to Provident Bank (National City Bank is successor to Provident Bank) a Continuing Unconditional Guaranty pursuant to which Mr. Folkerth guaranteed repayment of $200,000 of the indebtedness then or thereafter owing by the Company to the Bank. In consideration of that Guaranty, the Company has agreed to pay to Mr. Folkerth an annual fee of $3,000 (being 1.5% of the guaranteed amount).
On June 29, 2004, the Company refinanced a mortgage on its office and manufacturing facility, with a mortgage loan from Provident Bank in the amount of $2,000,000 (the “New Mortgage Loan”). Interest on the New Mortgage Loan is at one-quarter percent over the Bank’s prime rate. The loan documents require monthly payment of interest and monthly payments of principal from $8,000 to $10,000. In August 2009, the remaining balance on the note of approximately $1,477,000 will become due.

Under the terms of the New Mortgage Loan, default under the Revolving Credit Agreement can trigger default under the New Mortgage Loan. In the event of default, the Bank may declare the New Mortgage Loan immediately due and payable. As of July 2, 2005, the Company was not in compliance with the financial covenants of the Revolving Credit Agreement. As a result of this covenant violation, the mortgage debt has been classified as a current liability as of July 2, 2005. The Company has requested a forbearance agreement from National City Bank (successor to Provident Bank) concerning the mortgage loan, but no such agreement is yet in place.
The New Mortgage Loan and the revolving credit loans are collateralized by a mortgage on, or security interest in, substantially all assets of the Company.
On August 11, 2005, the Company reached verbal agreement with Greystone Metro Factors regarding a factoring arrangement covering the Company’s receivables from Lowe’s. The funding from this agreement is planned to replace the funding from the Revolving Credit Agreement with National City Bank which expires August 15, 2005.
The Company has been dependent upon the Revolving Credit Agreement to fund operations during periods of negative cash flow. Termination of the Revolving Credit Agreement, without establishment of a substitute credit facility, would create significant liquidity issues for the Company.
The Company’s current ratio was 0.67 to 1 at July 2, 2005 and 0.60 to 1 at April 2, 2005. The debt to equity ratio decreased to 4.11 to 1 at July 2, 2005 from 4.12 to 1 at April 2, 2005. Losses during the three months ended July 2, 2005 have contributed to a tightening of liquidity which in turn has caused the Company to defer payments to vendors beyond the Company’s customary payment practice.
The Company believes that profitability is critical to ensuring adequate liquidity in both the current and future fiscal years.
Contractual Obligations
As noted in management’s discussion of liquidity and financial position, the mortgage debt, shown here as long-term debt, has been classified as a current obligation on the consolidated balance sheets.

	Scheduled payments due by period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Revolving Line of Credit	$250,592	$250,592	$—	$—	$—
Long-Term Debt	1,902,558	101,652	216,708	1,584,198	—
Operating Leases	223,378	73,385	120,770	29,223	—

Total	$2,376,528	$425,629	$337,478	$1,613,421	$—
Forward Looking Statements
The foregoing discussion and the Company’s consolidated financial statements contain certain forward-looking statements that involve risks and uncertainties, including but not limited to the following: (i) the operating cash flows together with currently available working capital may be inadequate to finance the operating needs of the Company; (ii) cancellation by Lowe’s of the in-store sales program; (iii) the Company may fail to obtain a waiver for its failure to meet the financial covenants contained its Loan Agreement with National City Bank, in which event the Bank may declare all amounts owed by the Company to the Bank under the revolving credit and mortgage loan facilities to be immediately due and payable; (iv) the Company’s future results may fail to meet the financial covenants contained in its Loan Agreement with National City Bank; (v) the Bank may decline to make further advances under the revolving credit facility; (vi) the Company may be unable to extend or refinance the revolving credit facility when the revolving credit loans mature on August 15, 2005; and (vii) actual losses related to doubtful accounts and recourse liabilities (discussed under Critical Accounting Policies and Estimates) may exceed current estimates.

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
(b) Changes in Internal Controls Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the first quarter of the Company’s fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 3. Default Upon Senior Securities
As discussed in the “Liquidity and Financial Position” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of this report, at July 2, 2005, the Company was not in compliance with its financial covenants (relating to net worth and net income) contained in its Revolving Credit Agreement with National City Bank.
Item 6. Exhibits
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

SHOPSMITH, INC.
By:	/s/ Mark A. May

Mark A. May Vice President of Finance (Principal Financial and Accounting Officer)

Date: August 15, 2005