Form 10-Q
period 2005-10-01
SHOPSMITH INC
filed 2005-11-15
CIK 89925

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2005
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
                                                                                      ☐ Yes       ☑ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.
Common shares, without par value: 2,605,233 shares as of November 1, 2005.

SHOPSMITH, INC. AND SUBSIDIARIES

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
SHOPSMITH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 1,	April 2,
	2005	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,974	$1,099
Accounts receivable:
Trade, less allowance for doubtful accounts:
$306,745 on October 1, 2005 and $608,060 on April 2, 2005	627,636	1,206,143
Inventories:
Finished products	680,643	811,215
Raw materials and work in process	1,173,796	1,223,402

Total inventories	1,854,439	2,034,617
Prepaid expenses	229,771	112,754

Total current assets	2,754,820	3,354,613

Properties:
Land, building and improvements	3,157,054	3,157,054
Machinery, equipment and tooling	6,899,046	6,885,915

Total cost	10,056,100	10,042,969
Less, accumulated depreciation and amortization	7,605,511	7,526,435

Net properties	2,450,589	2,516,534

Long-term portion of accounts receivable trade, less allowance for doubtful accounts:
$15,378 on October 1, 2005 and $265,688 on April 2, 2005	53,777	1,068,050

Other assets	2,253	2,253

Total assets	$5,261,439	$6,941,450

Continued

SHOPSMITH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 1,	April 2,
	2005	2005
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,467,687	$2,052,134
Revolving line of credit	233,592	577,727
Current portion of long-term debt	1,877,145	1,926,915
Customer advances	75,814	79,547
Accrued liabilities:
Compensation, employee benefits and payroll taxes	197,797	318,075
Sales taxes payable	61,600	59,685
Accrued recourse liability	223,212	266,768
Accrued expenses	215,192	232,758
Other	73,038	73,349

Total current liabilities	4,425,077	5,586,958

Long-term debt, less current portion	—	—

Total liabilities	4,425,077	5,586,958

Shareholders’ equity:
Preferred shares- without par value; authorized 500,000; none issued
Common shares- without par value; authorized 5,000,000; issued and outstanding 2,605,233	2,806,482	2,806,482
Deficit	(1,970,120)	(1,451,990)

Total shareholders’ equity	836,362	1,354,492

Total liabilities and shareholders’ equity	$5,261,439	$6,941,450

See notes to consolidated financial statements.

SHOPSMITH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

	Three Months Ended		Six Months Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$2,438,106	$3,025,730	$5,041,118	$5,813,166
Cost of products sold	1,243,556	1,392,670	2,511,138	2,788,110

Gross margin	1,194,550	1,633,060	2,529,980	3,025,056

Selling expenses	983,493	1,283,912	2,156,189	2,668,180
Administrative expenses	307,803	374,763	715,059	830,741

Total operating expenses	1,291,296	1,658,675	2,871,248	3,498,921

Loss before other income and expense	(96,746)	(25,615)	(341,268)	(473,865)

Non-recurring expenses from going private transaction	103,334	—	103,334	—

Interest income	667	43,523	820	88,061

Interest expense	(36,601)	(33,657)	(74,979)	(87,355)

Other income, net	225	887	631	1,782

Loss before income taxes	(235,789)	(14,862)	(518,130)	(471,377)

Income tax expense	—	—	—	—

Net loss	(235,789)	(14,862)	(518,130)	(471,377)

Deficit:
Beginning	(1,734,331)	(1,137,686)	(1,451,990)	(681,171)

Ending	$(1,970,120)	$(1,152,548)	$(1,970,120)	$(1,152,548)

Net loss per common share (Note 3)

Basic	$(0.09)	$(0.01)	$(0.20)	$(0.18)

Diluted	$(0.09)	$(0.01)	$(0.20)	$(0.18)

See notes to consolidated financial statements.

SHOPSMITH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	October 1,	October 2,
	2005	2004
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(518,130)	$(471,377)
Adjustments to reconcile net loss to cash provided from (used in) operating activities
Depreciation and amortization	79,076	76,493
Provision for doubtful accounts	48,368	102,311
Proceeds from sale of consumer revolving credit receivables	1,138,721	—
Changes in operating assets and liabilities:
Accounts receivable	405,691	307,147
Inventories	180,178	(128,950)
Prepaid expenses and other	(117,017)	(37,054)
Accounts payable and customer advances	(588,180)	121,440
Other current liabilities	(179,796)	(139,111)

Cash provided from (used in) operating activities	448,911	(169,101)

Cash flows from investing activities:
Property additions	(13,131)	(41,463)

Cash flows from financing activities:
Net borrowings (repayments) on revolving line of credit	(344,135)	609,055
Payments on long-term debt	(49,770)	(398,591)

Cash provided from (used in) financing activities	(393,905)	210,464

Net increase (decrease) in cash	41,875	(100)

Cash and cash equivalents:
At beginning of period	1,099	800

At end of period	$42,974	$700

See notes to consolidated financial statements.

SHOPSMITH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	In the opinion of management, all adjustments (consisting of only normal and recurring adjustments) have been made as of October 1, 2005 and October 2, 2004 to present the financial statements fairly. However, the results of operations for the six months then ended are not necessarily indicative of results for the full fiscal year. The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the annual financial statements. The financial statements accompanying this report should be read in conjunction with the financial statements and notes thereto included in the Annual Report to Shareholders for the year ended April 2, 2005.
2.	There was no tax benefit during the three and six-month periods ended October 1, 2005 and October 2, 2004, as the tax benefits were offset by changes in a valuation allowance.
3.	Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive stock options had been converted into common stock. The following reconciles amounts reported in the financial statements:

	Three Months Ended		Six Months Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
Net loss	$(235,789)	$(14,862)	$(518,130)	$(471,377)

Weighted average shares	2,605,233	2,605,233	2,605,233	2,605,233
Additional dilutive shares	—	—	—	—

Total dilutive shares	2,605,233	2,605,233	2,605,233	2,605,233

Basic loss per share	$(0.09)	$(0.01)	$(0.20)	$(0.18)

Diluted loss per share	$(0.09)	$(0.01)	$(0.20)	$(0.18)

There were no additional dilutive shares included in the computation for the three and six-month periods ended October 1, 2005 and October 2, 2004 because the effect of stock options were anti-dilutive.
4.	The Company had the ability to borrow under a Loan Agreement (the “Revolving Credit Agreement”) with National City Bank at the lesser of (i) $600,000 or (ii) the sum of 80% of accounts receivable due from Lowe’s Companies. Interest on the Revolving Credit Agreement is charged at one and one-half percent over the bank’s prime rate. The maturity date on the agreement was August 15, 2005. All loans under the Revolving Credit Agreement are at the discretion of National City Bank. At October 1, 2005, $233,592 was outstanding under the expired Revolving Credit Agreement.
The Company is in the process of negotiating an agreement with Greystone Metro Factors regarding a factoring arrangement covering the Company’s receivables from Lowe’s. The funding from this agreement is planned to replace the funding from the Revolving Credit Agreement with National City Bank which expired August 15, 2005.
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
On June 29, 2004, the Company refinanced a mortgage note on its building with a mortgage note from Provident Bank in the amount of $2,000,000 with interest at one-quarter percent over the bank’s prime rate. The note requires monthly payments of interest and from $8,000 to $10,000 of the principal. In August 2009, the remaining balance on the note of approximately $1,477,000 will become due. At October 1, 2005, there was $1,877,145 outstanding under the building mortgage agreement.

Under the terms of the mortgage loan, default by the Company under the Revolving Credit Agreement triggers default under the mortgage loan. In the event of default, Provident Bank may declare the mortgage loan immediately due and payable. The outstanding balance of the mortgage note has been classified as a current liability in the accompanying consolidated balance sheets due to the Company’s default of its Revolving Credit Agreement.
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
5.	A major retailer (Lowe’s) represented 24% and 32% of net sales for the quarters ended October 1, 2005 and October 2, 2004, respectively. This retailer also represented 21% and 31% of trade accounts receivable at October 1, 2005 and April 2, 2005, respectively.
6.	The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” and, accordingly, accounts for its stock option plans using the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”
The following table illustrates the effect on net loss and net loss per share if compensation expense was measured using the fair value recognition provisions of SFAS No. 123.

	Three Months Ended		Six Months Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
Net loss — as reported	$(235,789)	$(14,862)	$(518,130)	$(471,377)
Net loss — pro forma	$(235,789)	$(28,406)	$(518,130)	$(484,921)

Diluted loss per share — as reported	$(0.09)	$(0.01)	$(0.20)	$(0.18)
Diluted loss per share — pro forma	$(0.09)	$(0.01)	$(0.20)	$(0.19)
7.	Uncertainties. The accompanying consolidated financial statements have been prepared assuming that the Company will continue to operate as a going concern. As discussed below, the Company has incurred recurring losses and is in default of its debt obligations, which taken as a whole, raise substantial doubt about its ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. At October 1, 2005, the Company had a deficiency of working capital of $1,670,257, a net loss of $235,789 for the quarter ended October 1, 2005, and was in default of its lending agreements with National City Bank. The future of the Company as an operating entity will depend on management’s plans and ability to (a) maintain or replace existing financing arrangements, (b) obtain financing to meet its cash requirements and (c) operate profitably in the future.
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
In April 2005, the Company has implemented an employee salary reduction plan. As part of this plan, fiscal 2006 pre-tax income above $100,000 will be used to return the amount of the reduction. The effect of this plan on the second quarter was to reduce expenses by $40,000.
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

Results of Operations
Fiscal 2006 second quarter sales decreased to $2,438,000, or 19.4%, from $3,026,000 during the same period a year ago. The primary reason for the decline was decreased sales through demonstrations within Lowe’s stores. Fiscal 2006 year-to-date sales decreased to $5,041,000, or 13.3%, from $5,813,000 last year.
Gross margin rates for the fiscal 2006 second quarter decreased by 5.0 percentage points compared to the same period last year. On a year-to-date basis, gross margin rates decreased by 1.9 percentage points. Operating expenses decreased by $367,000 to $1,291,000 in the fiscal 2006 second quarter from $1,659,000 in last year’s second quarter. For fiscal 2006 year-to-date, operating costs decreased by $628,000 to $2,871,000 from $3,499,000 in the prior year. The most significant factors in the decrease in operating expenses were a decrease in the number of Mark V sales demonstration events and lower sales representative training costs.
Provisions for recoverable federal income taxes are based on estimated annual effective rates, less a valuation allowance. No tax benefit or expense is reported for the periods ended October 1, 2005 and October 2, 2004, as they were offset by changes in the valuation allowance.
The lower level of sales, along with the expenses incurred from going private transaction efforts, resulted in a net loss of $236,000, or $.09 per diluted share, in the quarter ended October 1, 2005, compared to a net loss of $15,000, or $.01 per diluted share, for the same period of last year. For fiscal 2006 year-to-date, a net loss of $518,000, or $.20 per diluted share, was incurred, compared to a net loss of $471,000, or $.18 per diluted share, for the same period last year.
Liquidity and Financial Position
Cash provided from operations totaled $449,000 for the six months ended October 1, 2005, compared with $169,000 used in operations for the same period of the preceding year.
To improve liquidity, the Company sold substantially all of its consumer revolving credit receivables to Citizens Finance Company in April 2005 for $1,139,000. The Company plans to finance ongoing customer purchases through Citizens Finance Company.
As described in Note 4 to the Company’s Consolidated Financial Statements, the Company had the ability to borrow under a Loan Agreement (the “Revolving Credit Agreement”) with National City Bank. Under the loan documents, the Company was allowed to borrow the lesser of (i) $600,000 or (ii) the sum of 80% of accounts receivable due from Lowe’s Companies. Interest on the Revolving Credit Agreement is charged at one and one-half percent over the Bank’s prime rate. The maturity date on the agreement was August 15, 2005. All loans under the Revolving Credit Agreement are at the discretion of National City Bank. At October 1, 2005, $233,592 , was outstanding under the Revolving Credit Agreement.
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
Under the terms of the New Mortgage Loan, default under the Revolving Credit Agreement triggers default under the New Mortgage Loan. In the event of default, the Bank may declare the New Mortgage Loan immediately due and payable. As of October 1, 2005, the Company was in default of its Revolving Credit Agreement. As a result, the mortgage debt has been classified as a current liability as of October 1, 2005. The Company has requested a forbearance agreement from National City Bank (successor to Provident Bank) concerning the mortgage loan, but no such agreement is yet in place.
The New Mortgage Loan and the revolving credit loans are collateralized by a mortgage on, or security interest in, substantially all assets of the Company.

The Company is in the process of negotiating an agreement with Greystone Metro Factors regarding a factoring arrangement covering the Company’s receivables from Lowe’s. The funding from this agreement is planned to replace the funding from the Revolving Credit Agreement with National City Bank which expired August 15, 2005.
The Company has been dependent upon the Revolving Credit Agreement to fund operations during periods of negative cash flow. Termination of the Revolving Credit Agreement, without establishment of a substitute credit facility, would create significant liquidity issues for the Company.
The Company’s current ratio was 0.62 to 1 at October 1, 2005 and 0.60 to 1 at April 2, 2005. The debt to equity ratio increased to 5.29 to 1 at October 1, 2005 from 4.12 to 1 at April 2, 2005. Losses during the six months ended October 1, 2005 have contributed to a tightening of liquidity which in turn has caused the Company to defer payments to vendors beyond the Company’s customary payment practice.
The Company believes that profitability is critical to ensuring adequate liquidity in both the current and future fiscal years.
Contractual Obligations
As noted in management’s discussion of liquidity and financial position, the mortgage debt, shown here as long-term debt, has been classified as a current obligation on the consolidated balance sheets.

	Scheduled payments due by period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Revolving Line of Credit	$233,592	$233,592	$—	$—	$—
Long-Term Debt	1,877,145	102,753	219,057	1,555,335	—
Operating Leases	206,662	73,385	116,596	16,681	—

Total	$2,317,399	$409,730	$335,653	$1,572,016	$—
Forward Looking Statements
The foregoing discussion and the Company’s consolidated financial statements contain certain forward-looking statements that involve risks and uncertainties, including but not limited to the following: (i) the operating cash flows together with currently available working capital may be inadequate to finance the operating needs of the Company; (ii) cancellation by Lowe’s of the in-store sales program; (iii) the Bank may declare all amounts owed by the Company to the Bank under the revolving credit and mortgage loan facilities to be immediately due and payable; (iv) the Company may be unable to refinance the revolving credit facility which matured on August 15, 2005; and (v) actual losses related to doubtful accounts and recourse liabilities (discussed under Critical Accounting Policies and Estimates) may exceed current estimates.

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
(b) Changes in Internal Controls Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the second quarter of the Company’s fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 3. Default Upon Senior Securities
As discussed in the “Liquidity and Financial Position” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this report, the Company’s revolving credit arrangement with National City Bank expired August 15, 2005, and outstanding borrowings became due on that date. The borrowings (aggregating $239,127 as of November 14, 2005) have not been repaid.
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
Date: November 15, 2005